Form 10-Q
period 1995-06-30
S2 GOLF INC
filed 1995-08-11
CIK 782126

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                      ----    ----

                        Commission File Number: 0-14146


                                 S2 GOLF INC.
                                 ------------
            (Exact Name of Registrant as Specified in its Charter)


New Jersey                                                 22-2388568
- ----------                                                 ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

18 Gloria Lane, Fairfield, NJ                                 07004
- -----------------------------                                 -----
(Address of Principal Executive Office)                    (Zip Code)

                                (201) 227-7783
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    --      --

On June 30, 1995, 2,206,683 shares of common stock, $.01 par value, were issued and outstanding

INDEX
- -----

PART I.       FINANCIAL INFORMATION                                      Page No.
                                                                         --------

Item 1.       Financial Statements
              --------------------

              Condensed Balance Sheets - June 30, 1995 and December
                   31, 1994                                                  2

              Condensed Statements of Operations - Six Months Ended
                   June 30, 1995 and July 1, 1994                            3

              Condensed Statements of Operations - Three Months Ended
                   June 30, 1995 and July 1, 1994                            4

              Condensed Statements of Cash Flow - Six Months Ended
                   June 30, 1995 and July 1, 1994                            5

              Notes to Financial Statements                                  6

Item 2.       Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations                            7
              -----------------------------------

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders            9
              ---------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K                               9
              --------------------------------

              Signatures                                                    12


                                    PART I

Item 1.  Financial Statements

                                 S2 Golf, Inc.
                           Condensed Balance Sheets

                                                  June 30,        December 31,
                                                    1995              1994
                                                    ----              ----
                                                 (Unaudited)
                                                 -----------
ASSETS

Current Assets

   Cash                                            $154,850         $113,672
   Restricted Cash                                      -            128,140
   Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $295,516
      in 1995 and $361,780 in 1994)               2,473,816        1,841,614
   Inventory                                      2,458,641        2,401,615
   Prepaid Expenses                                  99,314           45,165
   Deferred Income Taxes                            330,670          284,116
                                                 ----------       ----------
          Total Current Assets                    5,517,291        4,814,322

Non-Current Deferred Income Taxes                    39,062           26,291
Plant and Equipment - Net                           187,020          139,666
Investment - Squaretwo Golf New Zealand, Ltd.        11,826           11,100
Other Assets - Net                                  343,745          415,347
                                                 ----------       ----------

          Total Assets                           $6,098,944       $5,406,726
                                                 ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Short Term Borrowings                         $2,241,860       $1,620,481
   Accounts Payable                                 355,379          471,222
   Accrued Expenses                                 331,529          237,354
   Income Taxes Payable                              52,837            2,585
   Other Current Liabilities                         93,760          155,156
                                                 ----------       ----------
          Total Current Liabilities               3,075,365        2,486,798

Non-Current Liabilities                             322,272          343,214
                                                 ----------       ----------

          Total Liabilities                       3,397,637        2,830,012

Commitments and Contingencies
Shareholders' Equity

   Common Stock, $.01 Par; 12,000,000 Shares
      Authorized; 2,206,683 Shares Issued and
      Outstanding at June 30, 1995, 2,195,737
      Shares Issued and Outstanding December
      31, 1994                                       22,067           21,957
   Additional Paid in Capital                     4,022,490        4,000,631
   Accumulated Deficit                           (1,343,250)      (1,445,874)
                                                 ----------       ----------

          Total Shareholders' Equity              2,701,307        2,576,714
                                                 ----------       ----------

          Total Liabilities and Shareholders'
             Equity                              $6,098,944       $5,406,726
                                                 ==========       ==========

                       See notes to financial statements

                                 S2 GOLF INC.


                       Condensed Statement of Operations
                           For the Six  Months Ended
                                   Unaudited


                                               June 30, 1995       July 1, 1994
                                               -------------       ------------
Net Sales                                        $4,495,617         $5,386,396
Cost of Goods Sold                                3,031,803          3,399,935
                                                 ----------         ----------
Gross Profit on Sales                             1,463,814          1,986,461
                                                 ----------         ----------
Operating Expenses:
   Selling                                          470,223            553,816
   General & Administrative                         730,344            815,937
                                                 ----------         -----------
Total Operating Expenses                          1,200,567          1,369,753
                                                 ----------         ----------
Operating Income (Loss)                             263,247            616,708
                                                 ----------         ----------

Other Income (Expense)
   Interest - Net                                  (133,039)          (106,864)
   Other - Net                                      (16,656)             -
                                                 ----------         ----------
Other Expense - Net                                (149,695)          (106,864)
                                                 ----------         ----------

Income (Loss) Before Income Taxes                   113,552            509,844

Income Taxes                                         10,928            143,761
                                                 ----------         ----------

Net Income (Loss)                                  $102,624           $366,083
                                                 ==========         ==========
Earnings Per Common Share                          $    .05           $    .17
                                                 ==========         ==========

Weighted Average Number of Shares Outstanding     2,203,927          2,191,896



                       See notes to financial statements

                                 S2 GOLF INC.


                       Condensed Statement of Operations
                          For the Three Months Ended
                                   Unaudited



                                                June 30, 1995      July 1, 1994
                                                -------------      ------------
Net Sales                                        $2,672,562         $3,416,323
Cost of Goods Sold                                1,737,827          1,995,881
                                                ------------       ------------
Gross Profit on Sales                               934,735          1,420,442
                                                ------------       ------------

Operating Expenses:
   Selling                                          209,282            240,480
   General & Administrative                         369,918            393,684
                                                ------------       ------------
Total Operating Expenses                            579,200            634,164
                                                ------------       ------------
Operating Income (Loss)                             355,535            786,278
                                                ------------       ------------

Other Income (Expense)
   Interest - Net                                   (75,069)           (63,342)
   Other - Net                                      (13,397)             -
                                                ------------       ------------
Other Expense - Net                                 (88,466)           (63,342)
                                                ------------       ------------

Income (Loss) Before Income Taxes                   267,069            722,936

Income Taxes                                         71,747            227,593
                                                ------------       ------------
Net Income (Loss)                                  $195,322           $495,343
                                                ============       ============

Earnings Per Common Share                       $        .09       $        .23
                                                ============       ============

Weighted Average Number of Shares Outstanding     2,203,927          2,191,896

                       See notes to financial statements

                                 S2 GOLF INC.

                      Condensed Statements of Cash Flows
                          For The  Six  Months Ended
                                   Unaudited

                                                  June 30, 1995    July 1, 1994
                                                  -------------    ------------
OPERATING ACTIVITIES
- --------------------
   Net Income (Loss)                                   $102,624        $366,083
   Adjustments to Reconcile Net Income to
     Net Cash Provided
     By Operating Activities:
          Depreciation and Amortization                  58,897         112,834
          Deferred Income Taxes                         (59,325)         71,058
          Issuance of Stock for Compensation             21,969
   Cash Flow Provided (Used) by Operating
     Activities as a Result of Changes in:
          Accounts Receivable                          (632,202)     (1,227,714)
          Income Tax Refund Receivable                   -             (125,301)
          Inventory                                     (57,026)       (328,884)
          Prepaid Expenses                              (54,149)          9,727
          Prepaid Income Taxes                           -               36,140
          Other Assets                                   21,250          -
          Accounts Payable and Accrued Expenses         (20,343)        536,311
          Other Current Liabilities                     (62,720)         (3,673)
          Income Taxes Payable                           50,252         197,966
          Other - Net                                   (20,943)        (69,099)
                                                      ----------      ----------
NET CASH PROVIDED (USED) BY OPERATIONS                 (651,716)       (424,552)
                                                      ----------      ----------

INVESTING ACTIVITIES
- --------------------
   Purchase of Equipment                                (55,899)        (21,217)
   Investment-Squaretwo Golf New Zealand, Ltd.             (726)         -
                                                      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                   (56,625)        (21,217)

FINANCING ACTIVITIES
- --------------------
   Proceeds from Line of Credit                       2,861,461       1,664,067
   Payments on Line of Credit                        (2,240,082)       (651,776)
                                                      ----------      ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     621,379       1,012,291
                                                      ----------      ----------

INCREASE (DECREASE) IN CASH                             (86,962)        566,522

CASH - BEGINNING OF PERIOD                              241,812         104,738
                                                      ----------      ----------

CASH - END OF PERIOD                                   $154,850        $671,260
                                                      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
- ------------------------------------

Information Cash Paid During the Year For:
     Income Taxes Paid During the Period                 -                   38
     Interest                                           112,151          92,041
     Income Taxes                                        20,000          36,140

                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods consisting of normal recurring entries. No dividends have been declared or paid on common stock. Per share data was determined by using the weighted average number of shares of common stock outstanding during the period.

Accounting for Income Taxes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. This Statement supersedes APB No. 11, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                              June 30, 1995   December 31, 1994
                                              -------------   -----------------

     Allowance for Doutbful Accounts              $ 134,126           $ 161,236
     Legal Settlement                                 -                  17,055
     Accrued Expenses                               132,965              54,752
     Other, Net                                      63,579              51,073
                                                     ------              ------

     Current Deferred Income Tax                  $ 330,670           $ 284,116
                                                    -------             -------

     Net Operating Loss                           $ 258,941           $ 296,511
     Non-Compete Agreement                            7,286              14,927
     Valuation Allowance                           (258,941)           (296,511)
     Other, Net                                      31,776              11,364
                                                     ------              ------
     Non Current Deferred Income Tax              $  39,062           $  26,291
                                                     ======              ======

Tax (Benefit) Provision for the three and six months ended June 30, 1995:

                                                Three Month          Six Month
                                                -----------          ---------
     Federal (Benefit) Provision                 $  84,684           $  37,570
     State Provision                                24,633              10,928
                                                    ------              ------
                                                   109,317              48,498
     Utilization of NOL                              -                 (37,570)
                                                   -------             --------
     Income Tax Provision                        $ 109,317           $  10,928
                                                 =========           =========

The tax expense for the six months ended June 30, 1995 was $48,498, of which $107,823 and $59,325 is current expense and deferred tax benefit, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

Net sales for the six-month period ended June 30, 1995 decreased $890,779 or 16.5% to $4,495,617 as compared to $5,386,396 for the same period in 1994. The decrease in sales is primarily attributable to strong pricing pressure from competition.

Gross profit as a percentage of net sales was 33% for the six-month period ended June 30, 1995, compared to 37% for the same period in 1994. The decrease in gross profit margin is primarily attributable to a lower sales volume.

Selling expenses for the three- and six-month periods ended June 30, 1995 decreased $31,198 and $83,593, respectively, as compared to the same periods in 1994. This decrease was due in part to lower travel and entertainment costs incurred which offset an advertising and promotion expense increase of $80,043 for the six-month period ended June 30, 1995. General and administrative expenses decreased $23,766 and $85,593 for the three- and six-month periods ended June 30, 1995, respectively, as compared to the same periods in 1994, reflecting reductions in bank charges, medical insurance coverage and bad debt expense.

Net interest for the six-month period ended June 30, 1995 increased $26,175 as compared to the same period in 1994. The Company's borrowings during the first half of 1995 were lower than its borrowings during the same period in 1994; but this was more than offset by increased interest charges on such borrowings.

The Company's income before taxes for the six-month period ended June 30, 1995 was $113,552 compared to income before taxes of $509,844 for the same period in 1994. This decrease was primarily due to the lower level of net sales and lower margins during the six-month period ended June 30, 1995 as compared to the same period in 1994.

Income taxes for the six months ended June 30, 1995 were $10,928 as compared to $143,761 for the same period of 1994. The Company anticipates a loss before income taxes for the year ending December 31, 1995. At June 30, 1995 the Company utilized net loss carryforward in the amount of its federal income tax provision of $37,570.

Financial Condition and Liquidity
- ---------------------------------

The Company's working capital at June 30, 1995 increased $114,402 or 4.9% from December 31, 1994. The Company's current assets increased $702,969 from December 31, 1994, consisting primarily of an increase in accounts receivable of $632,202. This increase in accounts receivable is the result of higher sales for the six months ended June 30, 1995 as compared to the same period ended December 31, 1994.

Inventory at June 30, 1995 increased $57,026 from December 31, 1994 due to the cyclical demand of the market place. However, inventory levels at June 30, 1995 were $118,654 lower than at July 1, 1994 due to improved inventory management.

The increase in current liabilities of $588,567 reflects an increase in short term borrowings of $621,379 caused by higher accounts receivable levels at June 30, 1995 versus December 31, 1994, offset by payments on other outstanding current liabilities.

On December 29, 1994, the Company secured a new credit line with Midlantic Bank NA. The Company used proceeds of this line to retire the Integra Bank obligation. The credit line has a credit limit of $4,000,000, subject to a borrowing base of 75% of eligible accounts receivable, and depending on the time of year, 40 to 50% of qualified inventory. The credit facility expires December 31, 1997.

At June 30, 1994, the Company had $326,498 available under its line of credit and $231,123 in letters of credit written but not drawn.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 6, 1995, the shareholder's voted upon and elected directors.

Elections of Directors:

                                 Votes For      Votes Withheld
                                 ---------      --------------
     George H. Nichols           1,986,621          12,400
     Douglas A. Buffington       1,994,146           4,875
     Richard M. Maurer           1,994,346           4,675
     Robert L. Ross              1,994,346           4,675
     Mary Ann Jorgenson          1,994,346           4,675
     Frederick B. Ziesenheim     1,994,321           4,700

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)  Exhibits
     --------

Exhibit
Number                       Description of Exhibit
- -------                      ----------------------

   3.1 Amended and restated Certificate of Incorporation of the Company dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

   3.2 Amended and restated By-laws of the Registrant dated December 6, 1991 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

   4.1 Common Stock Purchase Warrant in favor of Wesmar Partners dated February 28, 1988 (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement No. 33-37371 on Form S-3).


   4.2 Common Stock Purchase Warrant in favor of Wesmar Partners dated February 28, 1988 (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement No. 33-37371 on Form S-3).

   4.3 Stock Option Agreement between the Registrant and Wesmar Partners dated February 29, 1988 (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement No. 33-37371 on Form S-3).

   4.4 Credit Agreement and Security Agreement between the Registrant and Midlantic Bank, National Association dated December 29, 1994 (incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K dated December 26, 1994).

   4.5 United States Patent No. 4,203,598 issued the Registrant (incorporated by reference to Exhibit
                             10.3 of the Registrant's Registration Statement No. 33-16931 on Form S-1).

   10.0 Agreement between the LPGA Tournament Players Corporation and the Registrant dated July 31, 1991 (incorporated by reference to Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).

   10.1 Lease Agreement between the Registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement No. 33-37371 on Form S-3).

   10.2 Modification of Lease Agreement between the Registrant and 12 Gloria Lane Industrial Partnership dated October 10, 1990 (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.3 1984 Incentive Stock Option Plan of the Registrant dated February 10, 1984 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 33-16931 on Form S-1).

   10.4 Consulting Agreement between the Registrant and George H. Nichols effective as of January 1, 1995 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.5 Employment Agreement between the Registrant and Christopher B. Cooper dated July 1, 1991 (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.6 Employment Agreement between the Registrant and Randy A. Hamill dated July 1, 1991 (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.7 Consulting Agreement between the Registrant and MR & Associates dated January 1992 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

  10.8 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28 1992 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

  10.9 Agreement between the Vardon Golf Company and the Registrant dated October 4, 1993 (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 1993).


  10.10 Employment Agreement between the Registrant and Douglas A. Buffington dated January 1, 1995 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).

  11.1 S2 Golf, Inc. Computation of Earnings per share for the six-month period ended June 30, 1995 and July 1, 1994.

  11.2 S2 Golf, Inc. Computation of Earnings per share for the three-month period ended June 30, 1995 and July 1, 1994.

  27                         Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     S2 GOLF INC.



August 8, 1995                                      /s/ Douglas A. Buffington
- --------------                                      -------------------------
  Dated:                                            By:
                                                       Douglas A. Buffington
                                                       President and Chief
                                                       Financial Officer