Form 10-Q
period 1995-09-29
S2 GOLF INC
filed 1995-11-09
CIK 782126

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ---------

                        Commission File Number: 0-14146

                                  S2 GOLF INC.
                                  ------------
             (Exact Name of Registrant as Specified in its Charter)



New Jersey                                               22-2388568
----------                                               ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

18 Gloria Lane, Fairfield, NJ                               07004
-----------------------------                               -----
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

                                 YES  X   NO
                                     ---      ---

On September 29, 1995, 2,207,128 shares of common stock, $.01 par value, were issued and outstanding.


INDEX
-----

PART I.      FINANCIAL INFORMATION                                       Page No.
                                                                         --------

  Item 1.    Financial Statements
             --------------------

             Condensed Balance Sheets - September 29, 1995 and December
             31, 1994                                                           2

             Condensed Statements of Operations - Nine Months Ended
             September 29, 1995 and September 30, 1994                          3

             Condensed Statements of Operations - Three Months Ended
             September 29, 1995 and September 30, 1994                          4

             Condensed Statements of Cash Flow - Nine Months Ended
             September 29, 1995 and September 30, 1994                          5

             Notes to Financial Statements                                      6

  Item 2.    Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations                                7
             -----------------------------------

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                   9
             --------------------------------

             Signatures                                                        12

                                    PART I

Item 1.  Financial Statements

                                 S2 Golf, Inc.
                           Condensed Balance Sheets

                                                           September 29,           December 31,
                                                               1995                    1994
                                                           -------------           ------------
                                                            (Unaudited)
                                                           -------------
ASSETS

Current Assets

   Cash                                                     $   66,254              $  113,672
   Restricted Cash                                                -                    128,140
   Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $287,208 in 1995
      and $361,780 in 1994)                                  2,088,862               1,841,614
   Inventory                                                 2,175,291               2,401,615
   Prepaid Expenses                                             77,849                  45,165
   Deferred Income Taxes                                       285,952                 284,116
                                                            ----------              ----------
         Total Current Assets                                4,694,208               4,814,322

Non-Current Deferred Income Taxes                               43,990                  26,291
Plant and Equipment - Net                                      171,774                 139,666
Investment - Squaretwo Golf New Zealand, Ltd.                   11,826                  11,100
Other Assets - Net                                             321,818                 415,347
                                                            ----------              ----------
          Total Assets                                      $5,243,616              $5,406,726
                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Short Term Borrowings                                    $1,707,861              $1,620,481
   Accounts Payable                                            114,622                 471,222
   Accrued Expenses                                            318,064                 237,354
   Income Taxes Payable                                         13,662                   2,585
   Other Current Liabilities                                    72,263                 155,156
                                                            ----------              ----------
          Total Current Liabilities                          2,226,472               2,486,798

Non-Current Liabilities                                        311,466                 343,214
                                                            ----------              ----------

          Total Liabilities                                  2,537,938               2,830,012

Commitments and Contingencies
Shareholders' Equity

   Common Stock, $.01 Par; 12,000,000 Shares
     Authorized; 2,207,128 Shares Issued and
     Outstanding at September 29,, 1995, 2,195,737
     Shares Issued and Outstanding December
     31, 1994                                                   22,071                  21,957
   Additional Paid in Capital                                4,023,485               4,000,631
   Accumulated Deficit                                      (1,339,878)             (1,445,874)
                                                            ----------              ----------

          Total Shareholders' Equity                         2,705,678               2,576,714
                                                            ----------              ----------

          Total Liabilities and Shareholders' Equity        $5,243,616              $5,406,726
                                                            ==========              ==========


                       See notes to financial statements

                                 S2 GOLF, INC.

                       Condensed Statement of Operations
                          For the Nine Months Ended
                                   Unaudited


                                                September 29,            September 30,
                                                     1995                     1994
                                                -------------            -------------

Net Sales                                        $6,207,051               $7,426,474
Cost of Goods Sold                                4,156,022                4,742,754
                                                 ----------               ----------
Gross Profit on Sales                             2,051,029                2,683,720
                                                 ----------               ----------

Operating Expenses:
   Selling                                          660,354                  724,795
   General & Administrative                       1,038,767                1,246,081
                                                 ----------               ----------
Total Operating Expenses                          1,699,121                1,970,876
                                                 ----------               ----------
Operating Income (Loss)                             351,908                  712,844
                                                 ----------               ----------

Other Income (Expense)
   Interest - Net                                  (196,250)                (160,837)
   Other - Net                                      (38,119)                    -
                                                 ----------               ----------
Other Expense - Net                                (234,369)                (160,837)
                                                 ----------               ----------

Income (Loss) Before Income Taxes                   117,539                  552,007

Income Taxes                                         11,543                  146,503
                                                 ----------               ----------

Net Income (Loss)                                $  105,996               $  405,504
                                                 ==========               ==========

Earnings Per Common Share                        $     0.05               $     0.18
                                                 ==========               ==========

Weighted Average Number of Shares Outstanding     2,204,310                2,192,799


                       See notes to financial statements

                                 S2 GOLF INC.

                       Condensed Statement of Operations
                          For the Three Months Ended
                                   Unaudited



                                                 September 29,             September 30,
                                                    1995                      1994
                                                 -------------             -------------

Net Sales                                        $1,711,434                $2,040,078
Cost of Goods Sold                                1,124,219                 1,342,819
                                                 ----------                ----------
Gross Profit on Sales                               587,215                   697,259
                                                 ----------                ----------

Operating Expenses:
   Selling                                          190,131                   170,979
   General & Administrative                         308,423                   430,144
                                                 ----------                ----------
Total Operating Expenses                            498,554                   601,123
                                                 ----------                ----------
Operating Income (Loss)                              88,661                    96,136
                                                 ----------                ----------

Other Income (Expense)
   Interest - Net                                   (63,211)                  (53,973)
   Other - Net                                      (21,463)                     -
                                                 ----------                ----------

Other Expense - Net                                 (84,674)                  (53,973)
                                                 ----------                ----------

Income (Loss) Before Income Taxes                     3,987                    42,163

Income Taxes                                            615                     2,742
                                                 ----------                ----------

Net Income (Loss)                                    $3,372                   $39,421
                                                 ==========                ==========
Earnings Per Common Share                             $0.00                     $0.02
                                                 ==========                ==========

Weighted Average Number of Shares Outstanding     2,204,310                 2,192,799


                       See notes to financial statements

                                 S2 GOLF INC.

                      Condensed Statements of Cash Flows
                           For The Nine Months Ended
                                   Unaudited


                                                                 September 29, 1995            September 30, 1994
                                                                 ------------------            ------------------

OPERATING ACTIVITIES
--------------------
   Net Income (Loss)                                                 $105,996                      $405,503
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
          Depreciation and Amortization                               100,718                       153,791
          Deferred Income Taxes                                          -                             -
          Issuance of Stock for Compensation                           22,968
   Cash Flow Provided (Used) by Operating Activities as a
     Result of Changes in:
          Accounts Receivable                                        (247,248)                     (249,516)
          Income Tax Refund Receivable                                   -                             -
          Inventory                                                   226,324                      (470,037)
          Prepaid Expenses                                            (32,684)                        6,256
          Prepaid Income Taxes                                           -                             -
          Other Assets                                                 26,667                          -
          Accounts Payable and Accrued Expenses                      (162,713)                     (142,719)
          Other Current Liabilities                                   (82,893)                      (17,848)
          Income Taxes Payable                                         11,077                       129,982
          Deferred Income Taxes                                       (19,535)                       52,623
          Patents and Trademarks                                       (8,667)                      (13,024)
          Other - Net                                                 (31,748)                      (82,652)
                                                                   ----------                    ----------
NET CASH PROVIDED (USED) BY OPERATIONS                                (91,738)                     (227,641)
                                                                   ----------                    ----------

INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                              (57,297)                      (21,217)
   Investment-Squaretwo Golf New Zealand, Ltd.                           (726)                         -
                                                                   ----------                    ----------

NET CASH USED IN INVESTING ACTIVITIES                                 (58,023)                      (21,217)

FINANCING ACTIVITIES
--------------------
   Proceeds from Line of Credit                                     4,357,959                     4,319,938
   Payments on Line of Credit                                      (4,383,756)                   (4,098,870)
                                                                   ----------                    ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (25,797)                      221,068
                                                                   ----------                    ----------

INCREASE (DECREASE) IN CASH                                          (175,558)                      (27,790)

CASH - BEGINNING OF PERIOD                                            241,812                       104,738
                                                                   ----------                    ----------

CASH - END OF PERIOD                                                  $66,254                       $76,948
                                                                   ==========                    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
------------------------------------

Information Cash Paid During the Year For:
     Interest                                                         182,399                       166,834
     Income Taxes                                                      20,000                        36,178


                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods consisting of normal recurring entries. No dividends have been declared or paid on common stock. Per share data was determined by using the weighted average number of shares of common stock outstanding during the period. All stock options are assumed to have been exercised.

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:


                                         September 29, 1995    December 31, 1994
                                         ------------------    -----------------
Allowance for Doubtful Accounts               $ 130,673            $ 161,236
Legal Settlement                                    191               17,055
Accrued Expenses                                121,688               54,752
Other, Net                                       33,400               51,073
                                              ---------            ---------

Current Deferred Income Tax                   $ 285,952            $ 284,116
                                              ---------            ---------

Net Operating Loss                            $ 256,828            $ 296,511
Non-Compete Agreement                             3,328               14,927
Valuation Allowance                            (256,828)            (296,511)
Other, Net                                       40,662               11,364
                                              ---------            ---------

Non Current Deferred Income Tax               $  43,990            $  26,291
                                              ---------            ---------

Tax (Benefit) Provision for the three and nine months ended September 29, 1995:

                                                        Three Month   Nine Month
                                                        -----------   ----------
Federal Provision                                        $   2,113    $  39,683
State Provision                                                615       11,543
                                                         ---------    ---------
                                                             2,728       51,226
Utilization of NOL                                          (2,113)     (39,683)
                                                         ---------    ---------
Income Tax Provision                                     $     615    $  11,543
                                                         ---------    ---------

The tax expense for the nine months ended September 29, 1995 was $51,226, of which $70,761 and $19,535 is current expense and deferred tax benefit, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Financial Condition and Liquidity
---------------------------------

The Company's working capital at September 29, 1995 increased $140,212 or 6% from December 31, 1994 to $2,467,736. The Company's current assets decreased by $120,114 from December 31, 1994 while current liabilities decreased $260,326. These decreases were primarily attributable to lower accounts payable. Short term borrowings at September 29, 1995 increased $87,380 as compared to December 31, 1994 as a result of higher accounts receivable and lowering of accounts payable.

On December 29, 1994, the Company secured a new line of credit with Midlantic Bank NA. The Company used the proceeds of this line to retire the Integra Bank obligation. The credit line has a credit limit of $4,000,000, subject to a borrowing base of 75% of eligible accounts receivable, and depending on the time of year, 40% to 50% of qualified inventory. The credit facility expires December 31, 1997.

At September 29, 1995, the Company had $382,570 available under its line of credit and $122,760 in letters of credit written but not drawn.

Results of Operations
---------------------

Net sales for the nine-month period ended September 29, 1995 were $6,207,051 compared to $7,426,474 for the same period in 1994, a decrease of $1,219,423. Net sales for the three-month period ended September 29, 1995 decreased $328,644 from the same period in 1994. The decreases in sales are attributable to strong pricing pressure from competition and the unstable financial condition of some of the Company's customers.

Gross profit as a percentage of net sales was 33% for the nine-month period ended September 29, 1995 compared to 36% for the same period in 1994. The decrease in gross profit margin is primarily attributable to a lower sales volume. Gross profit margins were 34% for both the three-month periods ended September 29, 1995 and September 30, 1994.

Selling expenses for the nine-month period ended September 29, 1995 decreased $64,441 from the same period in 1994. This decrease was due, in part, to lower travel and entertainment costs and reduced salaries which offset an advertising and promotion expense increase of $91,530. General and Administrative expenses decreased $121,721 and $207,314 for the three- and nine-month periods ended September 29, 1995 respectively, as compared to the same periods in 1994, reflecting reductions in bank charges, medical insurance coverage and travel expenses.

Net interest for the nine-month period ended September 29, 1995 increased $35,413 as compared to the same period in 1994. The Company's borrowings during the first nine months of 1995 were lower than its borrowings during the same period in 1994, but this was more than offset by increased interest charges on such borrowings.


The Company's income before taxes for the nine-month period ended September 29, 1995 was $117,539 compared to income before taxes of $552,007 for the same period ended September 30, 1994. This decrease resulted from lower sales volume for the nine-month period in 1995 versus the nine-month period in 1994.

Income taxes for the nine-month period ended September 29, 1995 were $11,543 compared to $146,503 for the same period of 1994. At September 29, 1995 the Company utilized net loss carryforward in the amount of its federal income tax provision of $39,683.

                                    PART II

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)  Exhibits
     --------

Exhibit
Number                           Description of Exhibit
------                           ----------------------

 3.1 Amended and restated Certificate of Incorporation of the Company dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

 3.2 Amended and restated By-laws of the Registrant dated December 6, 1991 (incorporated by reference to Exhibit 3.2 of the Registrant's Report on Form 10-K for the year ended December 31, 1991).

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

10.1 Lease Agreement between the Registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to Exhibit of the Registrant's Registration Statement No. 33-37371 on Form S-3).

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

10.8 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

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


11.1 S2 Golf, Inc. Computation of Earnings per share for the nine-month period ended September 29, 1995 September 30, 1994.


11.2 S2 Golf, Inc. Computation of Earnings per share for the three-month period ended September 29, 1995 and September 30, 1994.

27       Financial Data Schedule.


(b)  Reports on Form 8-K
     -------------------

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            S2 GOLF INC.


  Dated: November 9, 1995                   By: /s/ Douglas A. Buffington
         ----------------                       -------------------------
                                                Douglas A. Buffington
                                                President and Chief
                                                Financial Officer