Form 10-K
period 1995-12-31
S2 GOLF INC
filed 1996-04-15
CIK 782126

                                  Form 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year ended                               Commission File
December 31, 1995                                       Number O-14146

                                 S2 GOLF INC.
                                 ------------
              (Exact name of registrant as specified in charter)

              New Jersey                                22-2388568
              ----------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                  Identification No.)

            18 Gloria Lane
            Fairfield, N.J.                                 07004
            ---------------                                 -----
(Address of principal executive offices)                 (Zip Code)

                               (201)  227-7783
             (Registrant's telephone number, including area code)

          Securities registered pursuant to 12 (b) of the Act:  None
             Securities registered pursuant to 12 (g) of the Act:
                        Common Stock, Par  Value $.01
                        -----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.  [   ]

As of January 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $773,831.69. This calculation is based upon the average of the bid and asked prices of the Registrant's common stock on January 15, 1995.

The number of shares of the Registrant's Common Stock outstanding as of January 15, 1995 was 2,208,311.

                                    Part I
Item 1.  Business.
         ---------

General Development of Business
- -------------------------------

S2 Golf Inc. (the "Company"), was incorporated under the laws of the State of New Jersey in February, 1982. The Company manufactures and markets a proprietary line of golf equipment including golf clubs, golf bags, golf balls and accessories. The Company markets these products under the tradename and trademark SQUARE TWO (R) and uses several additional trademarks including S2(R), PCX(R), XGR(R), ZCX(R), Totally Matched(R) and Posiflow(R) among others.

The Common Stock of the Company (the "Common Stock") trades on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the trading symbol "GOLF."

During 1995, the Company continued to improve its line of equipment with the introduction of the men's oversize Tri-Force irons and woods along with the Power Circle in both graphite and steel shafts.

The Company continued to expand its sales efforts through golf retailers. In the top 500 business markets around the United States, the Company examines the characteristics of each market through research on golf participation data as well as business data. The Company then forms business relationships with those retailers that the Company believes best suit the needs of the particular market.

During 1995, in partnership with the LPGA, the Company expanded the "Square Two Golf Custom Fit System." Six two-day seminars were held to educate LPGA and non-LPGA members in the art of clubfitting. As a result of these seminars, the Company now has over 100 clubfitters. The Company expects this number to continue to grow.

During 1995, the Company expanded its effort to develop distribution to golf course pro shops. Using an "LPGA Ladies Boutique" approach, which includes clubs, bags, balls, and gloves the Company added over 180 domestic outlets.

During 1994, the Company signed an exclusive dealer and licensing agreement with Dalewin Limited of Hong Kong. The agreement allows Dalewin to promote market and sell the Company's golf products, specifically golf clubs, golf equipment, golf clothing and all other devices and products associated with the game of golf, in Hong Kong, Macao, and the Peoples Republic of China. The agreement has a three year term and expires on February 28, 1997.

During 1994, the Company entered into an agreement with Black Rock, LLC, a Colorado limited liability company which provided the Company with the exclusive right to manufacture and assemble two new products, the Black Rock Putter and Black Rock Driver, to be marketed and sold by Black Rock in the United States and Canada. The 1994 agreement ended at December 31, 1995. A new agreement with Black Rock became effective January 1, 1996. Under this agreement the Company will receive a $3.00 royalty for each club sold by Black Rock, LLC which incorporates the "Tri Bar" technology for which the Company holds the patent.

Description of Business
- -----------------------

Club Design

The Company designs products for men and women of all ages and has two broad design approaches: one which targets the steel shaft market and one which targets the graphite shaft market, since each has peculiarities demanding different approaches.

A.  Steel Shaft Market

For many years simple swingweight matching was the state of the art and the basis for all golf clubs.

The Company's patented steel shafted Totally Matched concept, consisting of matching four key physical properties, enhances a steel shafted club's performance. These properties are:

     1)  Swingweight,
     2)  Total Weight,
     3)  Centers of percussion, and
     4)  Centers of gravity.

The Company's steel shaft clubs help the golfer create a smoother, more repeatable swing by providing this total matching. To insure that each of these properties is matched, the Company manufactures its clubs one set at a time, instead of producing large batches of each club like some other manufacturers. Every set is stamped with its own unique serial number for greater quality control and consistency.

B.  Graphite Shaft Market

In recent years the graphite shaft market has experienced tremendous growth.
The lighter weight and design flexibility gives graphite significant advantages over steel shafts. The Company, recognizing that graphite is rapidly reducing the demand for steel shafts, especially in women's products is concentrating its development efforts in this area.

During 1995, the Company continued to improve and expand its graphite shaft selection. The Company continued to market its Synchro Speed System(TM) 1 and Synchro Speed System 2 graphite shafts which were introduced in 1994 and offer multiple flexes for all levels of play. The shaft flex is matched to the player's swing speed and driver carry, maximizing energy transfer at impact. The Company now offers 7 graphite shaft club lines while maintaining 2 steel shaft club lines.

Products

The Company currently markets the following full line of golf equipment for both men and women:

PCX II - Cavity back, oversize elliptical head design for irons with oversize metal woods. The driver features a Synchro Speed System 1 graphite shaft while the 3 and 5 woods are lightweight steel. The irons feature lightweight steel shafts and are Totally Matched. PCX II clubs are available for men and women with LPGA logo in both right and left hand as well as Lady Petite(R).

L/E - LPGA logo, lightweight graphite shafted, cavity back, oversize, stainless steel irons with graphite shafted oversize, perimeter weighted metal woods. L/E clubs are available in ladies and Lady Petite for right hand golfers.

Power Circle(TM) - Introduced in early 1995, these graphite shafted irons feature oversize, full cavity design with four corner cavity muscle back to resist twist at impact. Metal woods feature graphite shafts with oversize head designs incorporating rails on the 3, 5 and 7 woods. Power Circle clubs are available in men's right hand and left hand models.

XGR II - Power cavity muscle back stabilizers resist twisting at impact on these oversize irons. The oversize stainless steel metal woods have expanded sweet spots. Irons and woods feature the Synchro Speed System 1 graphite shafts matched to player's swing speed. The XGR II clubs are available in men's right and left hand as well as ladies and Lady Petite with LPGA logo.

The Company continues to market the ZCX line of clubs. The irons feature 4 way cambered rectangular step sole and a high moment of inertia to resist twist at impact. The woods feature the Company's patented Tri-Bar internal reinforcement cell. All clubs feature the high modulus, high frequency Synchro Speed System 2 graphite shafts matched to the player's swing speed.

In April of 1995, the Company introduced the Tri-Force(TM) line of men's irons and woods. The oversize irons feature a deep cavity design and incorporate the Company's patented Posiflow weighting system. The oversize metal woods feature the Company's patented Tri-Bar internal reinforcement cell.

During 1995, the Company continued to market the WPD (Women's Power Design) to golf course pro shops and fitting centers. The oversize irons and metal woods are available in five flexes for women. The Synchro Speed System 2 graphite shafts can be matched to most women's swing speed and characteristics.

The Company continued to sell Hi-tech golf bags for men and women as well as a new tripod design for the walking golfer.

The Company continues to market a line of men's and women's golf balls and golf gloves. The ladies golf ball and glove packaging for 1995 was designed as part of the LPGA Ladies Boutique approach to marketing ladies products.

The Company continued to market its full line of woods and wedges known as the "Devil Series." The line includes the trademarks Distance Devil(R),
Tee Devil(R), Turf Devil(R), Ruff Devil(R) and Sand Devil(R). During 1995, three new Devil clubs were introduced, the Super 7, the Super 9, and the "Devil" Driving Iron. This line meets the market need for "loose" or single club sales (which are strongest in woods and wedges). The lines of woods and wedges are available in both steel and graphite shafts.

Manufacturing

The Company's clubs are assembled at its facility located in Fairfield, New Jersey. Finished heads are purchased from several sources in Taiwan, Thailand and The Peoples Republic of China which manufacture them to the Company's appearance and weight specifications, while steel shafts, grips, and accessories are supplied by various domestic and foreign shaft manufacturers. The Company obtains its graphite shafts from several domestic and foreign shaft suppliers. All graphite shafts are manufactured to the Company's design specifications. In the course of assembly, the Company applies its proprietary weighting and balancing techniques to achieve the unique design and construction of Totally Matched steel shafted clubs.

Seasonality

The golf industry is seasonal. While manufacturing goes on throughout the year, the demand for the Company's clubs is greatest in March through June. At December 31, 1995, the Company had committments from dealers to purchase its products of approximately $1,100,000 subject to the Company's ability to deliver on time, all of which the Company reasonably believes will be filled on time. On the same date in 1994 the Company had commitments of approximately $1,000,000.

Inventory Supply

The Company tries to maintain at least two sources of supply for irons and metal wood heads from foreign suppliers. These suppliers generally require 90 to 120 day periods to deliver heads to the Company. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice. While the Company does not anticipate long term shortages of either components or sources of supply from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Management believes that it may suffer some temporary delays in obtaining all the components it requires.
Delays should be no longer than two weeks and should not materially affect the Company's ability to deliver the product.

Prior to the Company's placement of an order with its foreign suppliers, the Company must obtain a letter of credit in favor of that supplier in an amount equal to the order. The Company has obtained a line of credit in the amount of $4,000,000 with Midlantic Bank NA. The Company used proceeds of this line to retire the Integra Bank obligation in 1994. Pursuant to the line of credit, Midlantic Bank NA may make available a credit facility of up to $1,750,000 in the form of standby or documentary letters of credit and demand loans. The amount and number of letters of credit outstanding at any given time will vary on a daily basis depending on the dollar volume of material being ordered and supplies received.

Industry Background

The National Golf Foundation estimates that in 1994 there were in excess of
24.3 million golfers in the United States (1995 numbers are not yet available). The popularity of the sport has created a significant market for golf clubs. In the competition for a share of this market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology. It is anticipated that competitors within the industry will increase research and development efforts to continue to integrate the latest technology into golf equipment.

Marketing & Distribution

Until approximately 15 years ago, top of the line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently offcourse specialty golf shops, sporting goods retailers, discounters and mail order houses account for a substantial share of the golf club market.

The golf equipment industry is one in which advertising and promotion is required to create a market awareness of a company's products.

The Company advertises its LPGA endorsed products as required under the terms of the LPGA agreement. The Company has prepared a comprehensive catalog for its dealers.

As of March 1, 1996, the Company had established a network of approximately 1,244 retailers with approximately 1,618 retail outlets.

In 1995, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

The Ladies Professional Golf Association Agreement

The Company has entered into an agreement with the LPGA Tournament Players Corporation (operating as the Ladies Professional Golf Association) which grants the Company the exclusive right to use the LPGA name and logo on its women's golf clubs and the non-exclusive right to use the LPGA name and logo on certain of its other products including golf bags. The Company has exercised an option to renew the agreement through 1997. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay a license fee to the LPGA and a royalty fee based on sales volume. To the extent that the sum of 5% of sales of the first $1,000,000 of women's golf equipment bearing the LPGA logo, plus 2-1/2% on all sales of LPGA logo equipment over that amount exceeds the minimum annual license fee, such excess constitutes the annual royalty fee. The minimum annual license fee for the remaining term of the agreement is as follows:

                         1996  $175,000
                         1997  $175,000

The Company is obligated to spend a minimum of $100,000 each year on advertising of LPGA - endorsed products under the terms of the agreement.

Competition

The golf club industry is competitive and is dominated principally by approximately 15 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway, Ping, Wilson, Spalding, MacGregor, Hogan, Taylor Made, Cobra and Northwestern possess greater financial and other resources than those of the Company. The Company primarily competes with these entities based upon the uniqueness of the Totally Matched concept, the exclusive LPGA endorsement of its women's clubs and the quality of its products and service. However, there is no assurance that the Company will be able to continue to successfully compete with such manufacturers in the future.

Golf clubs are also manufactured by lesser known, lower volume companies who assemble clubs from components manufactured by others. While these manufacturers of clubs are generally smaller than the Company, the Company also competes with these club manufacturers.

Patents and Trademarks

The Company holds three United States patents. One encompasses the Totally Matched concept of weighting clubs, the second protects the concept of Posiflow weighting in iron heads and the third patent protects the internal triangular reinforcement cell for metal woods.

The Company has registered the following trademarks with the United States Patent and Trademark Office:

TOTALLY MATCHED(R)              SQUARE TWO(R)        ONYX(R)
PCX(R)                          MICRO-TORQUE(R)      S2(R) (Stylized)
POSIFLOW(R)                     TMP(R)               LADY PETITE(R)
BASHIE(R)                       DYNA-BALANCE(R)      XGR(R)
ENGINEERED EXCELLENCE(R)        SSX(R)               SAND DEVIL(R)
ZCX(R)                          DISTANCE DEVIL(R)    TURF DEVIL(R)
TEE DEVIL(R)                    RUFF DEVIL(R)        TRI-BAR(R)

During 1995, the Company continued to systematically register its principal trademarks in foreign countries with significant golf markets. The Company believes the systematic protection will insure its ability to develop future worldwide brand recognition.

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead design, the Company believes that it is imperative to protect the Company's tradenames, trademarks, and patentable inventions and designs.

Employees

As of December 31, 1995, the Company employed thirty-six persons, including thirty-three fulltime employees of which three were executive officers. Thirty of these were hourly employees and four were management and marketing personnel. Additional hourly employees are hired during peak production periods and no problems are anticipated in finding adequate employees. The employees of the Company are not represented by any labor organization. The Company believes that its present staff is adequate. However, if sales of the Company's clubs should increase, it is anticipated that additional production, clerical and management personnel may be necessary to meet product demand.

Item 2.  Properties.
         -----------

The Company currently leases its manufacturing, sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004. The Company signed a new lease in 1995 replacing the lease which expired on December 31, 1995. The new lease expires on December 31, 1996 and covers 20,612 square feet. The Company believes that this space is adequate for its current production levels. See Note 7, Leased Properties, of Notes to Financial Statements for additional information regarding this lease. The Company has the option to renew the lease for one additional year.

Item 3.  Legal Proceedings.
         ------------------
No material lawsuits or claims are presently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

There were no matters submitted to shareholders for vote during the quarter ended December 31, 1995.

Executive Officers of the Company

See Part III, Item 10 of this report.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

The Common Stock of the Company is traded on NASDAQ under the trading symbol "GOLF." The following table sets forth the high and low bid price for the Common Stock as provided by NASDAQ for the periods indicated. These prices represent quotations between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent prices at which actual transactions were effected.


     PERIODS:              COMMON STOCK BID PRICES:
                            High              Low
                            ----              ---
     1994 1st Quarter       $2.38            $1.88
     1994 2nd Quarter       $2.38            $1.75
     1994 3rd Quarter       $2.75            $2.00
     1994 4th Quarter       $2.50            $1.88

     1995 1st Quarter       $2.00            $1.88
     1995 2nd Quarter       $1.88            $1.88
     1995 3rd Quarter       $2.50            $1.88
     1995 4th Quarter       $1.88            $ .81

On March 18, 1996, the number of holders of record of the Company's common stock was approximately 273. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6.  Selected Financial Data.
         ------------------------


                                                         Year Ended December 31,
                                                         -----------------------
                                          1995         1994        1993         1992         1991
                                          ----         ----        ----         ----         ----
Operating Results:
Net Sales                              $7,243,307   $8,788,962  $8,947,430   $10,785,948   $8,977,413
Net Income(Loss)                          (80,468)     228,501    (378,969)      430,065      247,562
Net Income (Loss)
  per Share                                  (.04)        0.10       (0.17)         0.20         0.12
Weighted Average
Number of Shares
   Outstanding                          2,205,647    2,194,009   2,186,084     2,297,048    2,255,469
Cash Dividend                                   0            0           0             0            0
At Year End:
Working Capital                         2,320,912    2,237,524   2,018,110     2,385,580    1,909,534
Total Asset                             4,726,353    5,406,726   5,487,104     5,359,153    5,097,758
Total Liabilities                       2,205,137    2,830,012   3,152,550     2,663,644    2,894,074
Long Term
          Obligations:                    315,206      343,214     424,893       418,206      452,488
Shareholders'
          Equity                       $2,521,216   $2,576,714  $2,334,554   $ 2,695,509   $2,203,684
Market Price of
  Common Stock
   High-Low                             2.50-.081    2.75-1.75   3.38-2.00     4.88-2.75    8.24-3.00

     1993 net income includes $423,129 for the cumulative effect on the adoption of SFAS No. 109 "Accounting for Income Taxes."

     The 1992 income includes $112,452 for the extraordinary gain related to the tax benefit of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
- --------------

Results of Operations

Sales
- -----

1995 Compare to 1994

For the year ended December 31, 1995, net sales were $7,243,307 versus $8,788,962 for the year ended December 31, 1994, a decrease of $1,545,655. The decreased sales volume was primarily due to 1) the continued rapid growth of three of the Company's competitors Cobra, Callaway and Taylor Made 2) several key customers experiencing financial difficulty and 3) price pressure from other companies.

1994 Compared to 1993

For the year ended December 31, 1994, net sales decreased $158,468, or 1.8%, from 1993. The decreased sales volume was primarily due to (1) two large customers experiencing financial difficulties resulting in reduced shipments to such customers and (2) the rapid growth of Cobra and Callaway, two large competitors of the Company, in the oversize club head market. The Company's oversize club heads have been well received in the marketplace as evidenced by the PCX II and XGR II contributing 29.4% and 22% of net sales, respectively, in 1994.

Gross Profit
- ------------

1995 Compared to 1994

Gross profit on sales for the year ended December 31, 1995 was 31.3% versus 33.1% for the year ended December 31, 1994. This 1.8% decrease was primarily the result of lower sales volume.

1994 Compared to 1993

Gross Profit on sales for the year ended December 31, 1994 was 33.1%, a decrease of 3% from the year ended December 31, 1993. The gross profit percentage remained at 1993 levels due to the concentrated effort by management to reduce standard size club head inventory by offering promotional pricing. The Company also effectively lowered 1994 selling prices by rewarding high volume customers with greater discounts. In 1993, the Company offered a co-op advertising program that was replaced in 1994 with lower pricing of Company products. The lower sales prices were offset by the Company realizing lower negotiated material cost for major components.

Selling Expenses
- ----------------

1995 Compared to 1994

Selling expenses decreased $20,410 to $812,105 for the year ended December 31, 1995 compared to selling expenses of $832,515 in 1994. Advertising and public relations expenses increased $106,405 from 1994 to 1995. The overall decrease is the result of tighter cost control.

1994 Compared to 1993

Selling expenses decreased $858,352 from 1993 to $832,515, or 9.47% of 1994 net sales. The decrease was due primarily to lower advertising and sales promotion costs. The Company discontinued its domestic dealer co-op advertising program in 1994 and lowered its selling prices. This resulted in a $370,467 decrease in dealer advertising expense in 1994 versus 1993. The remaining savings were a result of a management plan to reduce ineffective advertising and promotional costs.

General Administrative
- ----------------------

1995 Compared to 1994

General and administrative expenses decreased $331,669 to $1,316,140 for the year ended December 31, 1995 compared to $1,647,809 for the year ended December 31, 1994. The decrease was the result of lower legal costs, medical insurance costs and bad debt expense.

1994 Compared to 1993

General and Administrative expenses were $1,647,809 in 1994, down slightly from $1,785,004 in 1993, the difference being attributable to a one time charge the Company took in 1993 relating to the settlement of a lawsuit against the Company.

Interest
- --------

1995 Compared to 1994

Interest expense increased to $250,952 in 1995 from $220,850 in 1994. This increase was attributable to an increase in interest rates offset in part by a decrease in the average loan balance. During 1995, the Company's average loan balance was $1,659,656 as compared to $2,042,938 in 1994.

1994 Compared to 1993

Interest expense increased to $220,850 in 1994 from $196,663 in 1993. The major factor for this increase was the increase in interest rates during 1994. The Company's net borrowings in 1994 were less than net borrowing in 1993.

Taxes
- -----

1995 Compared to 1994

The Company had a 1995 tax benefit of $30,671 compared to a benefit of $16,360 for the year 1994. The benefit in 1995 was attributable to the Company's operating loss for the period.

1994 Compared to 1993

The Company had a 1994 tax benefit of $16,360 compared to the tax provision of $121,048 in 1993. The benefit was attributable to the reduction of approximately $109,919 in the valuation allowance on federal net operating loss carryforwards.

Liquidity and Capital Resources

The Company's working capital (current assets less current liabilities) increased $83,388 or 4% from December 31, 1994 to December 31, 1995. The Company's current assets decreased $603,479, or 13%, while the Company's current liabilities decreased $596,867, or 24%, over the same period. This decrease in current assets was due to lower inventory levels as a result of the new computer system the Company installed in December 1994 which resulted in better management of inventory forecasting. Of the decrease in current liabilities, $303,198 resulted from a decrease in accounts payable and accrued expenses, $175,460 resulted from the retirement of short term debt and $118,209 resulted from the decline in income taxes payable and other current liabilities.

Cash provided by operating activities amounted to $35,919 in 1995, as compared to cash provided of $424,915 and cash used of $476,156 in 1994 and 1993, respectively. Cash provided by operating activities in 1995 resulted from lower inventory levels as a result of better management of inventory.

Credit Facility

In 1994, the Company obtained a credit line in the amount of $4,000,000 from Midlantic Bank N.A. under an agreement dated December 29, 1994. The Company's availability of funds from this credit line varies as it is based on current receivables and inventory both of which the Company has pledged collateral against any outstanding loan balance and any standby letters of credit issued on behalf of the Company. In accordance with the agreement, the Company is charged interest on the outstanding loan balance at the rate of prime plus 2%.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

Recent Accounting Pronouncements

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for the Company during 1996. The Company believes that the provisions of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

In October 1995, the FASB issued SAFS No. 123, "Accounting for Stock-Based Compensation." This Statement requires expanded disclosures of stock-based compensation arrangements with employees. This Statement does not rescind or interpret the existing accounting rules for employee stock-based arrangements. The Company is currently evaluating whether or not it will change to the recognition provisions of SFAS No. 123. The Company has not yet determined the financial statement impact of applying the provisions of this Statement.

Refer to the Index to Financial Statements and Financial Statement Schedule on page F-1, for the required information.

Item 9.  Change in and Disagreement with Accounts on Accounting and Financial
         --------------------------------------------------------------------
Disclosure.
- -----------

None.

                                   Part III

Item 10.  Identification of Directors and Executive Officers
          --------------------------------------------------
Management

Directors and Executive Officers

The Company's current directors and executive officers are:

Name                                   Age               Position with the Company
- --------------------------------------------------------------------------------------

Douglas A. Buffington                   40         Director, President, Chief Financial Officer,
                                                   Chief Operating Officer and Treasurer

Christopher B. Cooper                   37         Senior Vice President of Product
                                                   Development

Randy A. Hamill                         40         Senior Vice President of Manufacturing
                                                   and Resources and Assistant Secretary

Michael A. Ross                         37         Vice President of Sales

Robert L. Ross                          51         Chairman of Board and Chief Executive
                                                   Officer

Richard M. Maurer                       47         Director and Secretary

Mary Ann Jorgenson                      55         Director

Frederick B. Ziesenheim                 69         Director

DOUGLAS A. BUFFINGTON joined the Company in January 1994 as Vice President of Sales and Marketing, became Chief Financial Officer and Chief Operating Officer in June 1994, became President in December 1994, a Director in February 1995 and Treasurer in January 1996. From 1992 until joining the Company, Mr. Buffington served as General Manager of Simon-Duplex, a $25 million capital goods division of Simon Engineering, a company based in the United Kingdom. From 1990 to 1992, he served as Vice President of Finance of Simon-Ltd., a $35 million division of Simon Engineering.

CHRISTOPHER B. COOPER was appointed Senior Vice President of Product Development in January 1994. He served Secretary of the Company from February 1982 to January 1996 and served as Chief Operating Officer of the Company from July 1991 to January 1994. From 1982 to July 1991 he served as Vice President of the Company in charge of Production and Sales.

RANDY A. HAMILL has been Senior Vice President of Manufacturing and Resources with the Company since July 1991 and is in charge of all manufacturing and purchasing. Effective in January 1996, Mr. Hamill became Assistant Secretary of the Company. He was formerly Vice President of Manufacturing of the Company from 1981 to July 1991.

MICHAEL A. ROSS (no relation to Robert L. Ross) joined the Company in January 1996 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Ross was, since 1994, U.S. National Sales Manager of Pro-Gear, a $6 million golf equipment company. From 1990 to 1994, Mr. Ross was founder, President and Chief Operating Officer of Sport-Leisure International, a $29 million distributor of sporting goods located in Massachusetts. From 1982 to 1990, Mr. Ross held other sales and sales management positions in the golf industry.

ROBERT L. ROSS has been a director of the Company since 1988 and Chairman of the Board since October 1995. Effective in January 1996, Mr. Ross became Chief Executive Officer of the Company. He has been Co-Managing Partner of Wesmar Partners Limited Partnership ("Wesmar Partners"), the majority shareholder of the Company, since 1985. Prior to the formation of Wesmar Partners, Mr. Ross was associated with the Hillman Company, a private investment firm from 1978 to 1985. Mr. Ross is a Certified Public Accountant and was associated with Haskins & Sells and with Westinghouse Electric Corporation prior to joining The Hillman Company.

RICHARD M. MAURER has been a director of the Company since 1988. Effective in January 1996, Mr. Maurer became Secretary of the Company. He has been Co-Managing Partner of Wesmar Partners, the majority shareholder of the Company, since 1985. Prior to the formation of Wesmar Partners, Mr. Maurer was associated with the Hillman Company, a private investment firm, from 1978 to 1985. Mr. Mauer is a Certified Public Accountant and was associated with Price Waterhouse prior to joining The Hillman Company.

MARY ANN JORGENSON has been a director of the Company since 1992. She has been a partner with the law firm of Squire, Sanders & Dempsey since 1984 and has been associated since 1975 with that firm. She also serves as a director of Cedar Fair Management Company, the general partner of Cedar Fair, L.P., an owner and operator of amusement parks and is a director and Secretary of Essef Corporation, a manufacturer of plastic pressure vessels for the water treatment and systems industry, spa and pool equipment, and containers for hazardous waste transportation.

FREDERICK B. ZIESENHEIM has been a director of the Company since 1992. He has been with the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson, P.C. (formerly Webb, Burden, Ziesenheim & Webb, P.C.) since 1988 and is currently Vice President and a member of the management committee of the firm. Prior to combining his practice with that firm, he was President and a senior member of the law firm of Buell, Ziesenheim, Beck and Alstadt, P.C., with whom he had been associated since 1958.

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based solely on a review of copies of the forms furnished to the Company in 1995 and written representations from the Company's directors and executive officers that only one Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 1995 and through the date of this report were complied with, except that each of Christopher B. Cooper, Michael A. Ross and George H. Nichols failed to timely file one report with respect to one transaction. L.R. Jeffrey failed to timely file two reports with respect to two transactions, and Michael
A. Ross failed to timely file his initial report upon becoming an executive officer of the Company.

Item 11.  Executive Compensation.
          ----------------------

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 1995 and 1994, to or on behalf of Douglas A. Buffington who became President of the Company in December 1994. No executive officer of the Company earned in excess of $100,000 in 1995.

                          SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------
                                                                         Long Term
                                                                         ---------
                                                                        Compensation
                                                                        ------------
                        Annual Compensation                                Awards
                        -------------------                                ------
- ------------------------------------------------------------------
Name and                                                     Other       Securities
Principal                                                    Annual      Underlying   All other
Position        Year    Salary               Bonus        Compensation     Options  Compensation
- ------------------------------------------------------------------------------------------------
Douglas A.       1995     $89,885                            $16,878 (1)    27,500     $975 (2)
Buffington,      1994     $76,154          $10,000 (3)       $15,961 (1)
President


(1) Represents an approximation of travel/commuting expenses reimbursed by the Company.

(2) The Company paid $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

(3)  Bonus earned in 1994, paid in 1995.

Set forth below is information with respect to grants of stock options during the fiscal year ended December 31, 1995, to Douglas A. Buffington.

                       Option Grants in Last Fiscal Year

              Number of    % of Total
              Securities     Options                                     Potential Realizable
              Underlying   Granted to                                           Value at
              Options     Employees in   Exercise  Expiration          5%                    10%
Name          Granted     Fiscal Year      Price      Date        Appreciation           Appreciation
- ----          ----------  ------------   --------  ----------     ------------           ------------
Douglas A.       27,500        100%        $2.00      1/5/05         $10,725                $28,050
Buffington

The following table set forth certain information pertaining to stock options held by Douglas A. Buffington as of December 31, 1995, on which date the $2.00 exercise price per share for such options exceeded the $.97 per share market value of the Common Stock.

                                         FISCAL YEAR-END OPTION HOLDINGS
                                         -------------------------------
                                         Number of Securities Underlying
                                           Options at Fiscal Year-End
                                           --------------------------
             Name                       Exercisable        Unexercisable
- ------------------------------------------------------------------------
     Douglas A. Buffington                10,000              17,500

Directors Compensation
- ----------------------

The Company compensates its non-employee directors, by granting such persons shares of the Company's Common Stock equal to $1,000 for every meeting of the Board of Directors or committee thereof attended by such person. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded. The shares are issued on the first business day following the meeting. Though not employees of the Company, Messrs. Maurer and Ross do not participate in this plan. The Company has entered into a consulting agreement with MR & Associates, an affiliate of Messrs. Maurer and Ross. See Item 13, Certain Relationships and Related Transactions.

Employment Agreements and Stock Option Information
- --------------------------------------------------

In January 1995, the Company entered into an employment agreement with Douglas
A. Buffington with a term ending December 31, 1997. Mr. Buffington's annual salary under the agreement is $90,000. The agreement also entitles Mr. Buffington to receive from the Company health and disability benefits, reimbursement of certain expenses and a $750,000 life insurance policy with Mr. Buffington's spouse as beneficiary. If the agreement is terminated, the agreement provides that Mr. Buffington is only entitled to receive the unpaid balance of his salary prorated and accrued to the date of termination.

Under the employment agreement, Mr. Buffington was granted an option to acquire 27,500 shares of the Company's Common Stock at $2.00 per share, which exercise price is equal to the average of the NASDAQ bid and asked closing price per share on the date of the grant. The option was exercisable immediately with respect to 5,000 shares, on January 1, 1995, with respect to an additional 5,000 on January 1, 1996, and providing Mr. Buffington remains employed by the Company, 7,500 shares and 10,000 shares will become exercisable on January 1, 1997 and December 31, 1997, respectively. Upon the occurrence of a change in control of the Company, the option will vest with respect to all 27,500 shares. The exercise price per share with respect to shares which were previously unvested (the "Accelerated Exercise Price") would be either (i) one cent or (ii) the lowest exercise price greater than one cent per share which would not cause the value to Mr. Buffington of shares acquired upon exercise to be considered to be an "excess parachute payment" under section 280G of the Internal Revenue Code of 1986, as amended. The exercise price for previously vested shares would be the lower of (a) the Accelerated Exercise Price or (b) $2.00.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 18, 1996 (i) each person who beneficially owned five percent or more of the outstanding Common Stock (ii) each director, (iii) Douglas A. Buffington and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act.

                                         Amount
                                      Beneficially     Percent
Name                                    Owned (1)    of Class (1)
- ----------------------------------------------------------------------

L. R. Jeffrey (2)                        261,121          10.6
50 Gloucester Road
Summit, NJ 07901

Richard M. Maurer (3)                  1,401,096          63.4
Three Gateway Center
Pittsburgh, PA 15222

Robert L. Ross (4)                     1,401,096          63.4
Three Gateway Center
Pittsburgh, PA 15222

Mary Ann Jorgenson                         7,564          *
4900 Society Center
127 Public Square
Cleveland, OH 44114-1304

Frederick B. Ziesenheim                    8,047          *
700 Koppers Building
436 7th Avenue
Pittsburgh, PA 15219-1818

Douglas A. Buffington                     10,000          *
18 Gloria Lane
Fairfield, NJ 07004

Wesmar Partners (5)                    1,399,096          63.3
Three Gateway Center
Pittsburgh, PA 15222

All directors and executive
officers as a group (6) (8 persons)    1,685,770          68.6

- ---------------
*Less than one percent

(1) The numbers shown include shares covered by options that are currently exercisable or exercisable within 60 days of December 31, 1995. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Douglas A. Buffington - 10,000, and all directors and executive officers as a group - 248,750.

(2) Does not include 2,823 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 2,000 shares which are held directly by two trusts of which Mr. Maurer is co-trustee, and 1,399,096 shares owned directly by Wesmar Partners. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(4) Includes 1,399,096 shares owned directly by Wesmar Partners. Mr. Ross is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(5) Wesmar Partners is a Pennsylvania limited partnership whose partners are Landmark Equity Partners III, L. P., a Delaware limited partnership, and MR & Associates, a Pennsylvania limited partnership. MR & Associates is the managing partner of Wesmar Partners. Messrs. Maurer and Ross are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, a Pennsylvania corporation and the general partner of MR & Associates.

(6) Does not include shares owned by various members of certain officers' families with respect to which shares such officers disclaim any beneficial ownership. Includes 1,399,096 shares owned directly by Wesmar Partners. See notes 3, 4 and 5 above.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Transactions with Management and Others

In January 1995, the Company entered into a consulting agreement with George H. Nichols, a director of the Company until October 1995, under which Mr. Nichols agreed to provide consulting services to the Company in connection with sales, marketing and development of the Company's products, for a term ending December 31, 1997. This agreement was terminated in October 1995. During 1995, Mr. Nichols received reimbursement for certain expenses and $54,000 in consulting fees at the rate of $6,000 per month from January through September. Under the agreement Mr. Nichols was granted an option to acquire 37,500 shares of the Company's Common Stock at $1.875 per share, which exercise price is equal to the price per share paid for NASDAQ's last Common Stock sale transaction on the date of the grant. Such option is currently exercisable in full.

Pursuant to a consulting agreement, with the Company, MR & Associates provides the Company with business counseling for $5,000 per month. The agreement, which has been extended, expires on December 31, 1996. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of approximately 64% of the outstanding Common Stock. In 1995, the Company paid MR & Associates $70,000 of which $20,000 was due under the agreement with respect to 1994. At December 31, 1995, $10,000 was due to MR & Associates.

The Company paid Wesmar Partners $19,075 in 1995 for property, liability and workers compensation insurance coverage provided by Wesmar Partners to the Company through Liberty Mutual Insurance Company. Wesmar Partners beneficially owns approximately 64% of the outstanding Common Stock. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing partner of Wesmar Partners.

During the fiscal year ended December 31, 1995, the Company retained the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson, P.C. of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and member of the Management Committee of the firm, to represent the Company on various intellectual property matters.

During 1994, the Company finalized a proposal that resulted in the formation of Squaretwo Golf New Zealand, Ltd. The Company contributed inventory for a 34% ownership of Squaretwo Golf New Zealand, Ltd. Squaretwo Golf New Zealand, Ltd. will supply S2 Golf products to the New Zealand and Australian markets.

On May 3, 1991, L. R. Jeffrey resigned as an officer and director of the Company. In connection with such resignation, the Company and Mr. Jeffrey entered into a Separation Agreement (the " Separation Agreement"). Mr. Jeffrey agreed that for a period of five years that began on July 1, 1992, he will not engage in the United States in any activity similar to the Company's business of designing, manufacturing, marketing and selling golf clubs and equipment. In return for the covenant not to compete, the Company is obligated to pay Mr. Jeffrey or his estate $6,000 per month for a period of ten years that began on April 1, 1992. In 1995, the Company paid Mr. Jeffrey $72,000 under this agreement. In connection with the Separation Agreement, the Company granted Mr. Jeffrey a stock option for 250,000 shares of the Company's Common Stock at a purchase price of $4.48 per share, which was the average of the closing bid and ask prices of the common stock on the trading date immediately preceding the effective date of the grant. Subject to certain limitations, the option was exercisable immediately and will remain exercisable by Mr. Jeffrey, or upon his death, by his legal representative or beneficiary, until April 16, 2006. If and to the extent that any amount is realized in excess of the exercise price upon the sale of any Common Stock obtained upon exercise of all or any part of the option, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

During 1995, the Company engaged the services of William Nichols (son of George
H. Nichols) as an independent sales representative through June 1995. The Company paid William Nichols $9,462 in 1995, no payments were due William Nichols at December 31, 1995. William Nichols received 5% and 10% commission on all retail and pro shop sales respectively, by his accounts in Texas and Oklahoma while a sales representative for the Company.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a) (1) The financial statements listed in the accompanying Index to Financial Statements and Financial Statement. Schedule on Page
        F-1 are filed as part of this report.

    (2) The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule on Page F-1 are filed as part of this report.

    (3) The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b) One Current Report on Form 8-K was filed on January 11, 1995, relating to the Company's new credit facility with Midlantic Bank NA and the appointment of Douglas A. Buffington as President of the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  S2 GOLF INC.

Dated:  April 9, 1996        By:  /s/ Douglas A. Buffington
        --------------            -------------------------
                                  Douglas A. Buffington
                                  President, Chief Financial Officer,
                                  Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                        Title                   Date
         ---------                        -----                   ----

/s/ Douglas A. Buffington      Director, President, Chief    April 9, 1996
- -------------------------      Financial Officer, Chief      --------------
  Douglas A. Buffington        Operating Officer and
                               Treasurer


/s/ Robert L. Ross             Chairman of the Board         April 9, 1996
- --------------------           and Chief Executive Officer   --------------
  Robert L. Ross

/s/ Richard M. Maurer          Director                      April 9, 1996
- ---------------------                                        --------------
  Richard M. Maurer

                               Director
- -------------------------                                    --------------
  Mary Ann Jorgenson

                               Director
- -------------------------                                    --------------
  Frederick B. Ziesenheim


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


     Financial Statements                              Page

     Independent Auditors' Report                       F-2

     Balance Sheets - As of December 31, 1995
     and 1994                                           F-3

     Statements of Operations - For the Years
     Ended December 31, 1995, 1994 and 1993             F-4

     Statements of Cash Flows - For the Years Ended
     December 31, 1995, 1994 and 1993                   F-5

     Statements of Changes in Shareholders' Equity -
     For the Years Ended December 31, 1995, 1994
     and 1993                                           F-6

     Notes to Financial Statements                      F-7

     Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts
     and Reserves                                       F-20



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of S2 Golf Inc.:


We have audited the accompanying balance sheets of S2 Golf Inc. as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of S2 Golf Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109.


April 9, 1996

                                 S2 GOLF INC.

                                BALANCE SHEETS
                              AS OF DECEMBER 31,

                                                      1995            1994
                                                  ----------      ----------
ASSETS

Current Assets

Cash                                                 $18,995        $113,672
Restricted Cash                                        -             128,140
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of $284,375 in 1995
  and $361,780 in 1994                             2,089,631       1,841,614
Inventory  (Note 2)                                1,695,246       2,401,615
Prepaid Expenses                                     139,968          45,165
Prepaid Income Taxes                                  10,000           -
Deferred Income Taxes (Note 6)                       257,003         284,116
                                                  ----------      ----------
       Total Current Assets                        4,210,843       4,814,322


Plant and Equipment - Net (Note 3)                   148,365         139,666
Non-Current Deferred Income Taxes (Note 6)            54,079          26,291
Investment - Squaretwo Golf New Zealand, Ltd.
 (Note 12)                                            11,129          11,100
Other Assets - Net (Note 4)                          301,937         415,347
                                                  ----------      ----------

       Total Assets                               $4,726,353      $5,406,726
                                                  ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short Term Borrowings (Note 5)                    $1,445,021      $1,620,481
Accounts Payable to Related Parties (Note 12)         14,209          33,071
Accounts Payable Other                               158,024         451,222
Accrued Expenses                                     217,107         224,283
Other Current Liabilities                             55,570         157,741
                                                  ----------      ----------
       Total Current Liabilities                   1,889,931       2,486,798

Non-Current Liabilities                              315,206         343,214
                                                  ----------      ----------

       Total Liabilities                           2,205,137       2,830,012

Commitments and Contingencies (Note 8)
Shareholders' Equity

  Common Stock, $.01 Par; 12,000,000 Shares
Authorized Shares: 2,208,311 Issued and
  Outstanding at December 31, 1995, 2,195,737
  Shares Issued and Outstanding December
  31, 1994                                            22,083          21,957
Additional Paid in Capital                         4,025,475       4,000,631
Accumulated Deficit                               (1,526,342)     (1,445,874)
                                                  ----------      ----------

       Total Shareholders' Equity                  2,521,216       2,576,714
                                                  ----------      ----------

       Total Liabilities and Shareholders' Equity $4,726,353      $5,406,726
                                                  ==========      ==========




                       See notes to financial statements

                                 S2 GOLF INC.

                           STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                   1995          1994          1993
                                                ----------    ----------    ----------
Net Sales                                       $7,243,307    $8,788,962    $8,947,430
Cost of Goods Sold                               4,979,651     5,879,244     5,959,692
                                                ----------    ----------    ----------
Gross Profit                                     2,263,656     2,909,718     2,987,738
                                                ----------    ----------    ----------

Operating Expenses:
  Selling                                          812,105       832,515     1,690,867
  General & Administrative:
      Wesmar Partners (Note 12)                     79,075       108,291       115,596
      Webb, Ziesenheim, Bruening, Logsdon,
        Orkin, & Hanson, P.C. (Note 12)             24,998        67,311        99,923
       Other                                     1,212,067     1,472,207     1,569,485
                                                ----------    ----------    ----------
Total Operating Expenses                         2,128,245     2,480,324     3,475,871
                                                ----------    ----------    ----------
Operating Income (Loss)                            135,411       429,394      (488,133)
                                                ----------    ----------    ----------

Other Income (Expense)
  Interest Expense                                (250,952)     (220,850)     (196,663)
  Other Income                                       4,402         3,597         3,746
                                                ----------    ----------    ----------
Other Expense - Net                               (246,550)     (217,253)     (192,917)
                                                ----------    ----------    ----------

Income (Loss) Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle                            (111,139)      212,141      (681,050)

Provision (Benefit) for Income Taxes (Note 6)      (30,671)      (16,360)      121,048
                                                ----------    ----------    ----------

Income (Loss) Before Cumulative Effect of
  Change in Accounting Principle                   (80,468)      228,501      (802,098)


Cumulative Effect of Change in Accounting
  Principle                                                        -           423,129

                                                ----------    ----------    ----------
Net Income (Loss)                                 ($80,468)     $228,501     ($378,969)
                                                ==========    ==========    ==========
Earnings Per Common Share:
  Income (Loss) Before Cumulative Effect of
   Change in Accounting Principle and
   Extraordinary Item                               ($0.04)        $0.10        ($0.37)

Cumulative Effect of Change in Accounting
   Principle for Income Taxes                        -             -              0.20
                                                ----------    ----------    ----------

Net Income (Loss)                                   ($0.04)        $0.10        ($0.17)
                                                ==========    ==========    ==========

Weighted Average Number of Shares Outstanding    2,205,647     2,194,009     2,186,084


                       See notes to financial statements

                                 S2 GOLF INC.

                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                   1995          1994          1993
                                                                   ----          ----         -----
OPERATING ACTIVITIES
- --------------------
  Net Income (Loss)                                              ($80,468)     $228,501     ($378,969)
  Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
     Depreciation and Amortization                                175,994       169,590       178,187
     Loss on Retirement of Equipment                                              3,775        37,500
     Cumulative Effect of Change in Accounting Principle                          -          (423,129)
     Deferred Income Taxes                                           (675)       86,546      (262,584)
     Valuation Allowance for Deferred Income Taxes                  -             -           406,403
     Issuance of Stock for Compensation                            24,970        13,659        18,014
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                         (248,017)      250,720      (438,452)
     Inventory                                                    706,369      (153,204)      527,439
     Prepaid Expenses                                             (94,803)      (21,549)        1,902
     Prepaid Income Taxes                                         (10,000)       36,140       (36,140)
     Other Assets                                                  11,964       (53,748)      (36,757)
     Accounts Payable Wesmar Partners                             (10,000)       15,000         5,000
     Accrued Expenses Webb, Ziesenheim, Bruening, Logsdon
       Orkin & Hanson P.C.                                         (8,862)         (905)           77
     Accounts Payable and Accrued Expenses - Other               (300,374)      (92,585)      (33,215)
     Other Current Liabilities                                    (99,586)       22,069        87,365
     Income Taxes Payable                                          (2,585)        2,585      (113,420)
     Other - Net                                                  (28,008)      (81,679)      (15,377)
                                                               ----------    ----------    ----------

NET CASH PROVIDED (USED) BY OPERATIONS                            $35,919      $424,915     ($476,156)
                                                               ----------    ----------    ----------

INVESTING ACTIVITIES
- --------------------
  Purchase of Equipment                                           (83,247)      (89,718)      (16,312)
  Investment in Squaretwo Golf New Zealand, Ltd.                      (29)      (11,100)        -
                                                               ----------    ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                            ($83,276)    ($100,818)     ($16,312)

FINANCING ACTIVITIES
- --------------------
  Proceeds from Line of Credit                                  7,096,764     5,314,988     2,899,959
  Payments on Line of Credit                                   (7,272,224)   (5,502,011)   (2,344,152)
                                                               ----------    ----------    ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             ($175,460)    ($187,023)     $555,807
                                                               ----------    ----------    ----------

INCREASE (DECREASE) IN CASH                                      (222,817)      137,074        63,339

CASH - BEGINNING OF PERIOD                                        241,812       104,738        41,399
                                                               ----------    ----------    ----------

CASH - END OF PERIOD                                              $18,995      $241,812      $104,738
                                                               ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
- ------------------------------------

Information Cash Paid During the Year For:
     Interest                                                    $235,921      $222,880      $176,846
     Income Taxes (Net of Refunds)                                $20,000     ($141,630)     $148,852


                       See notes to financial statements

                                 S2 GOLF INC.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             TOTAL
                                 COMMON STOCK        CAPITAL IN         TREASURY STOCK                       SHARE-
                           ----------------------     EXCESS OF     ---------------------    ACCUMULATED    HOLDERS'
                             SHARES      AMOUNT       PAR VALUE      SHARES       AMOUNT       DEFICIT       EQUITY
                           ----------  ----------   -------------   --------    ---------   ------------  ----------
Balance - Dec. 31, 1992     2,183,848     $21,838      $3,969,198        (101)      ($121)   ($1,295,406) $2,695,509

Issuance of Common Stock        6,089          61          17,953          -           -           -          18,014
Treasury Stock Purchased         -            -             -              -           -           -            -
Treasury Stock Retired           -            -              (121)        101         121          -            -
Net Loss -1993                   -            -             -              -           -        (378,969)   (378,969)
                            -------------------------------------------------------------   ------------------------

Balance - Dec. 31, 1993     2,189,937      21,899       3,987,030           0           0     (1,674,375)   2,334,554

Issuance of Common Stock        5,800          58          13,602           -          -           -          13,660
Net Income - 1994                 -           -                (1)          -           0        228,501     228,501
                            -------------------------------------   ---------------------   ------------------------
Balance - Dec. 31, 1994     2,195,737      21,957       4,000,631           0                 (1,445,874)  2,576,714

Issuance of Common Stock       12,574         126          24,844           -           -           -         24,970
Net Income - 1995                 -           -              -              -           -        (80,468)    (80,468)
                            ---------------------   -------------   ------------------------------------------------
Balance - Dec. 31, 1995     2,208,311     $22,083      $4,025,475           0           0    ($1,526,342) $2,521,216
                            ========================================================================================


                       See notes to financial statements

                                 S2 GOLF INC.
                        NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
    ------------------------------------------

S2 Golf Inc. (the "Company") was incorporated under the laws of The State of New Jersey on February 2, 1982. The Company manufactures and markets a proprietary line of golf equipment including golf clubs, golf bags, golf balls and accessories. The Company markets these products under various tradenames and uses several additional trademarks.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells to customers primarily throughout the United States, with a small amount made to Customers overseas. The Company does not require collateral on its trade receivables and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures. Overall, the Company's credit risk related to its trade receivables is limited due to the broad range of products and the large number of customers in differing geographic areas.

Cash

Cash includes all operating cash balances.

Restricted Cash

Restricted cash at December 31, 1994, represents deposits held at Integra Bank pursuant to the termination of the credit line agreement for open letters of credit that was paid in 1995.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short term nature of the instruments. The fair value of loans payable approximates its carrying value due to their variable interest rate features which reprice quarterly.

Inventory

Inventory is valued at the lower of cost determined on the basis of the first-in, first-out method, or market.

Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is provided over the estimated useful service life. As of January 1, 1993, the Company changed its method of recording depreciation from accelerated cost recovery system (ACRS) and modified accelerated cost recovery system (MACRS) to straight line for book purposes. The change had an immaterial impact on the Company's Statement of Operations, Balance Sheet and Statement of Changes in Shareholders Equity.

The estimated lives used in determining depreciation are:

                 Machinery and Equipment   5 Years
                 Furniture and Fixtures    7 Years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue upon the shipment of merchandise in fulfillment of orders.

Other Assets

Other assets principally include patents, trademarks, and a covenant not to compete with a former officer of the Company. The patents and trademarks are amortized on the straight-line method over 15 years. The covenant not to compete is being amortized over a five year period on a straight-line method which began on July 1, 1992. Management periodically evaluates the recoverability of intangible assets based upon current and anticipated net income and undiscounted future cash flows.

Income Taxes

As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement supersedes APB No.11, "Accounting for Income Taxes". The Company elected to record the implementation as a cumulative effect of an accounting change.

Deferred income taxes result from temporary differences between the financial statements and tax basis of the assets and liabilities primarily net operating losses, accounts receivable, and accrued liabilities.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform to classifications used in 1995.

2.  Inventory
    ---------

Inventory consists of the following components at December 31:

                           1995        1994
                           ----        ----
     Finished Goods     $  831,649  $  881,139
     Work in Process        25,000      13,366
     Raw Materials         838,597   1,507,110
                        ----------  ----------
                        $1,695,246  $2,401,615
                        ==========  ==========

At December 31, 1995 and 1994, inventory has been pledged as collateral for the Company's line of credit as discussed in Note 5.

3.  Plant and Equipment
    -------------------

Plant and equipment at December 31, were as follows:

                                          1995      1994
                                          ----      ----
     Machinery and Equipment            $606,791  $524,186
     Furniture and Fixtures               54,485    53,842
     Leasehold Improvements               43,554    43,554
                                        --------  --------
         Total                           704,830   621,582
                                        --------  --------
     Less:  Accumulated Depreciation     556,465   481,916
                                        --------  --------
                                        $148,365  $139,666
                                        ========  ========


Depreciation for the years ended 1995, 1994 and 1993 was $74,549, $68,758, and $79,452, respectively. As of January 1, 1993, the depreciation method was changed as described in Note 1.

4.  Other Assets
    ------------

Other Assets consists of the following at December 31, 1995, and 1994.

                                  1995      1994
                                  ----      ----
     Covenant not to Compete    $436,277  $436,277
     Patents and Trademarks      212,629   201,258
     Security Deposits            20,350    30,350
     Deferred Loan Charges        13,332    26,667
                                --------  --------
         Total                   682,588   694,552
     Less:  Accumulated
     Amortization                380,651   279,205
                                --------  --------
                                $301,937  $415,347
                                ========  ========

Amortization expense for the years ended 1995, 1994 and 1993 was $101,446, $100,832 and $98,735, respectively.

5.  Short Term Borrowings
    ---------------------

The Company has a revolving line of credit with Midlantic Bank NA with a maximum credit limit of $4,000,000 subject to a borrowing base of 75% of eligible accounts receivable and depending on the time of year, 40% to 50% of qualified inventory. The line will expire December 31, 1997. The line of credit is collateralized by substantially all of the Company's assets and carries an interest rate of prime plus 2%. The interest rate at December 31, 1995 was 10.75%. The Company used the proceeds of this line to retire the Integra Bank
obligation in 1994.   At December 31, 1995 and 1994, borrowings against the line of credit amounted to $1,445,021 and $1,620,480 respectively and the Company had approximately $61,937 of availability under this facility.

The Company may issue letters of credit through Midlantic Bank NA for up to $1,750,000 against the line of credit. At December 31, 1995 the total amount outstanding of letters of credit was $3,517. At December 31, 1994, the Company had no letters of credit outstanding against this line.

These facilities contain certain affirmative and negative covenants including tangible net worth and working capital which, among other items, require the maintenance of certain financial amounts and ratios including tangible net worth and working capital. Any event of default under the facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants as amended on April 9, 1996.

6.  Income Taxes
    ------------
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS
109). This statement changes the method of accounting for income taxes from the deferred method, required under Accounting Principles Board Opinion No. 11, to the asset and liability method. The statement, among other matters, addresses measurement and recognition of deferred tax assets resulting from temporary differences as well as operating loss and tax credit carryforwards, and other miscellaneous tax attributes.

The statement requires current recognition of all deferred tax assets and liabilities subject to impairment by valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective January 1, 1993, the Company adopted SFAS 109 on a prospective basis. The cumulative effect of the adoption resulted in an increase in earnings of $423,129 or $0.20 per share.

The provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                   1995        1994         1993
                                   ----        ----         ----
Current
     Federal                     $(21,826)   $ 141,019   $(136,371)
     State                        ( 7,637)      39,086     (32,473)
                                 --------    ---------   ---------
                                  (29,464)     180,105    (168,844)
Deferred
     Federal                      ( 1,648)     (67,550)    (92,866)
     State                            447      (18,996)    (23,645)
                                 --------    ---------   ---------
                                  ( 1,207)     (86,546)   (116,511)
Valuation Allowance                           (109,919)    406,403
                                 --------    ---------   ---------

Total Provision (Benefit) for
     Income Taxes                $(30,671)   $( 16,360)  $ 121,048
                                 --------    ---------   ---------


Although the effective statutory rate is 35%, the marginal 34% rate applicable to taxable income not in excess of $10 million per year, is a significant factor in the measurement of the deferred tax assets.

As a result of a change in ownership during 1988, the utilization of the net operating loss carryforward for federal purposes had been determined to be limited to $232,500 each year until their expiration. In years that the limitation exceeds the amount of the net operating loss utilized, such excess amount shall be carried over to the subsequent year. The utilization of the available net operating loss carryforward represented an extraordinary item in 1992.

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rate to income is as follows:

                                                 1995       1994        1993
                                                 ----       ----        ----
Federal Tax (Benefit) at Statutory Rate        ($37,787)  $ 72,128   $(231,557)

Increase (Decrease) in Taxes
Resulting From:
     Valuation Allowance                                  (109,919)    406,403
     Travel and Entertainment                    (2,129)     2,996       7,041
     State Tax, Net of Federal Tax Benefit        5,755     13,451     (46,757)
     Other                                        3,490      4,984
                                              ---------   --------   ---------
Total Income Tax Provision (Benefit)          $ (30,671)  $(16,360)  $ 121,048
                                              =========   ========   =========

At December 31, 1995, the Company had a Federal tax operating loss carryforward of approximately $939,000 for tax purposes, of which $232,500 will expire in each of the years 1999 through 2002.

The tax effects of temporary differences and carryforward items that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 1995 and December 31, 1994 are as follows:

                                         December     December
                                         31, 1995     31, 1994
                                         ---------    --------

     Allowance for Doubtful Accounts     $ 129,671   $ 161,236
     Legal Settlement                          191      17,055
     Accrued Expenses                       80,193      54,752
     Other                                  46,948      51,073
                                         ---------    --------

     Current Deferred Income Tax           257,003     284,116
                                         =========   =========

     Net Operating Loss                    296,511     296,511
     Non-Compete Agreement                (    720)     14,927
     Valuation Allowance                  (296,511)   (296,511)
     Other                                  54,799      11,364
                                         ---------    --------

     Non Current Deferred Income Tax     $  54,079   $  26,291
                                         =========   =========

7.  Leased Properties
    -----------------

Operating Lease

The Company leases factory and office space at 18 Gloria Lane, Fairfield, New Jersey. On December 1, 1995, the Company and the lessor amended the lease to extend its term to December 1996. The annual base rent for 1996 will be $118,519. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments, and water and sewer rents. The total base rent commitment is $118,519 due in 1996.

Capital Lease

In 1995, the Company acquired a new show booth under a capital lease agreement. At December 31, 1996, the total asset value of $38,160 less accumulated amortization of $12,720 was included in net property and equipment.

Year ending December 31:                        1995
                                                ----
1996                                           $17,227
1997                                            17,227
1998                                             2,871
                                               -------

Total minimum lease payments                    37,325
Less: Amount representing interest               9,765
                                               -------
Present value of net minimum lease payments    $27,560
                                               =======

8.  Commitments and Contingencies
    -----------------------------

Royalties Payable

Under the terms of an agreement with the LPGA Tournament Players Corporation, the Company is obligated to pay a royalty fee to the LPGA based on sales volume. The minimum annual royalty is $150,000, $175,000 and $175,000 for 1995, 1996, and 1997, respectively, paid quarterly in January, April, October and upon year end closing results. Payments of $150,000, $150,000, and $125,000 were included in selling expense for the year ended December 31, 1995, 1994 and 1993, respectively.

Other Liabilities

Under the terms of a separation agreement, the Company is obligated to pay its former president $6,000 per month for a period of ten years which began on April 1, 1992 as consideration for his covenant not to compete with the Company (see
Note 4). The obligation is recorded at its present value in other current and non current liabilities, and accrues interest at 9% per annum.

In connection with the Separation Agreement, the Company granted its former President stock options for 250,000 shares of the Company's common stock at a purchase price of $4.48, which was the average of the closing bid and asked prices of the Company's common stock on the last trading date immediately preceding the effective date of the grant. Subject to certain limitations, the options were exercisable immediately and will remain exercisable until April 16, 2006.

If, and to the extent that, any amount is realized in excess of the exercise price upon the sale of any common stock obtained upon exercise of all or any part of the options, the 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

9.  Stock Options
    -------------

Stock Incentive Plans

Under the terms of the Company's 1984 Incentive Stock Option Plan ("The 84 Plan") options to acquire an aggregate of 75,000 shares of the Company's common stock could have been granted through 1994 to officers and certain employees of the Company. The table below summarizes stock option activity over the past three years under current and prior plans:

                                     Number      Option price
                                    of shares  (range per share)

Outstanding at January 1, 1993        357,500      $4.375-$5.00
     Granted                          -------         ----------
     Exercised                        -------         ----------
     Cancelled or expired              10,830           5.00
- ---------------------------------------------------------------
Outstanding at January 1, 1994        346,670        4.375-5.00
     Cancelled or expired              68,750        4.375-5.00
- ---------------------------------------------------------------
Outstanding at December 31, 1994      277,920        4.375-5.00
     Granted                          -------         ---------
     Exercised                        -------         ---------
     Cancelled or expired             -------         ---------
- ---------------------------------------------------------------
Outstanding at December 31, 1995      277,920        4.375-5.00
Exercisable at December 31, 1995      277,920      $4.375-$5.00
                                      =======      ============

Other Options

In September 1991, the Company entered into five agreements with members of the LPGA Teaching Division to provide consulting in the areas of sales, marketing and product development of women's golf products. In exchange for these services each consultant would be granted the option to acquire 1,200 shares of common stock each year on the anniversary date of the agreement provided the agreement was not terminated. These agreements have a three year term. All of the above options have an exercise price of $5.625. In September of 1992, the Company entered into a sixth agreement, with the same terms as the original five except that the options thereunder have an exercise price of $4.25.

In May 1991, the Company entered into an agreement with its advertising agency for advertising and public relations services through December 31, 1994. In exchange for service rendered by the advertising agency, the Company issued to the advertising agency an option to acquire 6,250 shares of common stock per annum for services rendered. As additional incentive, the Company agreed to award additional stock options for 18,750 total shares of common stock upon the Company achieving certain annual financial results for 1992, 1993 and 1994. All of the above options have an exercise price of $4.625 and expire in years ending December 31, 1997 through December 31, 1999. Since the 1992, 1993 and 1994 performance criteria were not achieved, the 18,750 options are no longer exercisable.

In connection with the Separation Agreement between the Company and its former President, the Company issued the option to acquire 250,000 shares of common stock to the former President in partial consideration for his covenant not to compete with the Company for a period of 5 years beginning July 1, 1992. (See
Note 8). Subject to certain limitations, the option may be exercised any time prior to April 16, 2006 at a price of $4.48 per share.

All of the above amounts have been adjusted to reflect the one for four reverse stock split with occurred in July 1991.

10)  Legal Matters
     -------------

The company was a defendant in a patent infringement suit which was filed in the United States District Court for the Northern District of Illinois in August of 1991 based on the Company's production and sale of metal wood golf clubs. In October 1993, the Company and Vardon Golf Company, Inc., the plaintiff in such action, entered into an agreement (the "Agreement") to settle the litigation. Under the terms of the Agreement, the Company is required to make payments to the plaintiff in the aggregate amount of $171,922.50 payable in equal monthly installments, without interest, over a period of 20 consecutive months. An order dismissing the action against the Company was entered on November 16, 1993. This expense was recorded in the General and Administrative expense for year ended December 31, 1993. At December 31, 1994, the present value of this liability was recorded in Other Current Liabilities. Payment for 1994 amounted to $103,153. During 1995 the Company made the final payment to Vardon Golf Company in settlement in the amount of $42,502.

11.  Shareholder's Equity
     --------------------

Wesmar Anti-Dilutive Agreement

The Company issued two Common Stock Purchase Warrants and entered into a Stock Option Agreement granting options to purchase common stock to Wesmar Partners Limited Partnership in consideration for entering into a one year loan agreement in 1988. All of the warrants and options were exercised as of December 31, 1988.

The Warrant Agreement entitled Wesmar Partners to purchase up to that number of shares of common stock which, when acquired, will result in Wesmar Partners owning not less than 65% of the outstanding common stock. If, subsequent to exercise of the Wesmar Partners options and warrants, shares of common stock are issued to individuals other than Wesmar Partners under warrants, rights or options which were in existence at the date of Wesmar Partners exercise. Wesmar Partners would be entitled to receive additional shares for no consideration which would increase Wesmar Partners, common stock ownership to 65%. In addition, as a part of the Stock Option Agreement, the Company has entered into a negative covenant that it will not issue any shares of common stock, rights, warrants or options which would result in the number of shares issued pursuant to the Wesmar Partners Warrants and Option Agreements representing less than 60% of the common stock on a fully diluted basis. During 1991 and 1990, Wesmar Partners received Common Stock totalling 83,572 and 26,685 shares respectively, under this antidilutive provision.

As additional consideration for the loan from Wesmar Partners, the Company granted Wesmar Partners a right of first refusal as to the purchase of any additional shares of common stock to be issued and sold by the Company.

12.  Related Party Transactions
     --------------------------

In 1994 and January through May 1995, Wesmar Partners provided the Company with insurance coverage through the Liberty Mutual Insurance Company for property, liability and workers compensation insurance. During 1994 and 1995, the Company paid Wesmar Partners $48,291 and $19,075, respectively for such insurance coverage.

Pursuant to a consulting agreement, with the Company, MR & Associates provides the Company with business counseling for $5,000 per month. The agreement, which has been extended periodically, expires on December 31, 1996. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. At December 31, 1995, the Company had paid MR & Associates $70,000 in connection with such consulting agreement, of which $20,000 was due under the agreement in respect of 1994, and $10,000 was due to MR & Associates at December 31, 1995.

During the fiscal year ended December 31, 1995, the Company retained the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson PC of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and Senior Member, to represent the Company on various intellectual property matters. The Company had paid Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson P.C. $33,860 in 1995 and was indebted in the amount of $4,209 at December 31, 1995.

During 1994, the Company finalized a proposal that resulted in the formation of Squaretwo Golf New Zealand, Ltd. Squaretwo Golf New Zealand, Ltd. will supply S2 Golf products to the New Zealand and Australian markets. The Company owns 34% of Squaretwo Golf New Zealand, Ltd.

In 1992, the Company adopted the 1992 stock plan for independent directors of S2 Golf Inc. The plan compensated certain non-employee directors, by granting such persons shares of the Company's common stock equal to $1,500 for every meeting attended. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or preceding date on which such shares were traded. The shares are issued on the first business day following the meeting. At the 1993 Annual Shareholders Meeting, the shareholders approved this plan. In 1995, the Company amended the 1992 stock plan for independent directors of S2 Golf Inc. The amendment provides for the compensation of its non-employee Chairman of the Board and directors by granting such persons shares of the Company's common stock equal to $2,000 and $1,000, respectively, for every meeting attended.

13.  Supplemental Disclosures of Non-cash Transactions
     -------------------------------------------------

During 1995 and 1994, the Company recorded certain non-cash charges of $32,825 and $36,185, respectively, representing accrued interest for a liability to its former president in connection with his Separation Agreement (see Note 8). Additionally, during 1995, 1994 and 1993, the Company recorded $478, $5,882 and $2,476, respectively, representing accrued interest for the Vardon Suit (see
Note 10).

During 1995, the Company issued common stock in the amount of $11,015 for services rendered in 1995.

During 1994 and 1995, the Company issued stock in the amount of $13,659 and $13,955, respectively, for services rendered in 1994.

                                 S-2 GOLF, INC
                                 -------------
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                ----------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------

                                  Balance at  Charged to  Charged                 Balance
                                  Beginning    Cost and   to Other                at End
                                  of Period    Expenses   Accounts  Deductions   of Period
                                  ----------  ----------  --------  ----------   ---------

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

YEAR ENDED:

December 31, 1993                    146,062     173,052       ---      56,154     262,960

December 31, 1994                    262,960     117,128       ---      18,308 (1) 361,780

December 31, 1995                    361,780         ---       ---      77,405     284,375

ALLOWANCE FOR RETURNS

December 31, 1993                     46,820     578,748       ---     579,868      45,700

December 31, 1994                     45,700     403,541       ---     394,241      55,000

December 31, 1995                     55,000     222,659       ---     225,052      52,607

ALLOWANCE FOR DISCOUNTS

December 31, 1993                     37,233     405,046       ---     384,956      57,323

December 31, 1994                     57,323     136,284       ---     153,607      40,000

December 31, 1995                     40,000     192,798       ---     161,473      71,325

INVENTORY OBSOLESCENCE RESERVE

December 31, 1993                        ---      52,880       ---         ---      52,880

December 31, 1994                     52,880      54,529       ---         ---     107,409

December 31, 1995                    107,409      54,089                           161,498

(1) Uncollectible Accounts Written Off, Net of Recoveries

                                 Exhibit Index

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


4.1 Common Stock Purchase Warrant in favor of Wesmar Partners dated February 28, 1988, (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement No. 33-37371 on Form S-3).


4.2 Common Stock Purchase Warrant in favor of Wesmar Partners dated February 28, 1988, (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement No. 33-37371 on Form S-3).


4.3 Stock Option Agreement between the Registrant and Wesmar Partners dated February 29, 1988, (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement No. 33-37371 on Form S-3).

4.4 Credit Agreement and Security Agreement between the Registrant and Midlantic Bank, National Association dated December 29, 1994 (incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K dated December 26, 1994).


4.5 United States Patent No. 4,203,598 issued to the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement No. 33-16931 on Form S-1).


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

10.2 Lease Renewal Agreement between the Registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995.


10.3 1984 Incentive Stock Option Plan of the Registrant dated February 10, 1984 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 33-16931 on Form S-1).


10.4        Employment Agreement between the Registrant and Christopher B.
            Cooper dated July 1, 1991, (incorporated by  reference to Exhibit
            10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).


10.5 Employment Agreement between the Registrant and Randy A. Hamill dated July 1, 1991, (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

10.6 Consulting Agreement between the Registrant and MR & Associates dated January 1992 (incorporated by reference to exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).


10.7 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1992).


10.8 Agreement between the Vardon Golf Company and the Registrant dated October 4, 1993 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).


10.9        Employment Agreement between the Registrant and Douglas A.
            Buffington dated January 1, 1995 (incorporated by reference to
            Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)


11 S2 Golf Inc. Computation of Earnings per share for the years ended December 31, 1995, 1994 and 1993