Form 10-Q
period 1996-03-31
S2 GOLF INC
filed 1996-05-10
CIK 782126

- --------------------------------------------------------------------------------
                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

                                YES  X   NO
                                   -----    -----

On April 23, 1996, 2,208,311 shares of common stock, $.01 par value, were issued and outstanding.

- --------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I.      FINANCIAL INFORMATION                                     Page No.

Item 1.      Financial Statements
             --------------------

             Balance Sheets - March 31, 1996 and December 31, 1995         2

             Statements of Operations - Three Months Ended
             March 31, 1996 and March 31, 1995                             3

             Statements of Cash Flow - The Months Ended
             March 31, 1996 and March 31, 1995                             4

             Notes to Financial Statements                                 5

Item 2.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations                           6
             -----------------------------------

PART II.     OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                              8
             --------------------------------

             Signatures                                                   11

                                    PART I

Item 1.  Financial Statements

                                 S2 Golf, Inc.
                                Balance Sheets

                                                       March 31,  December 31,
                                                         1996         1995
                                                      ----------- -----------
                                                      (Unaudited)
                                                      -----------
ASSETS

Current Assets

  Cash                                                $   58,015  $   18,995
  Accounts Receivable (Net of Allowance
      for Doubtful Accounts of $229,223 in 1996
      and $284,375 in 1995)                            3,076,348   2,089,631
  Inventory                                            2,035,467   1,695,246
  Prepaid Expenses                                       137,423     139,968
  Prepaid Income Taxes                                    10,000      10,000
  Deferred Income Taxes                                  284,515     257,003
                                                      ----------- -----------
          Total Current Assets                         5,601,768   4,210,843

Plant and Equipment - Net                                139,536     148,365
Non-Current Deferred Income Taxes                         60,105      54,079
Investment - Squaretwo Golf New Zealand, Ltd.             11,129      11,129
Other Assets - Net                                       274,213     301,937
                                                      ----------- -----------

          Total Assets                                $6,086,751  $4,726,353
                                                      ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Short Term Borrowings                              $2,103,994  $1,445,021
   Accounts Payable to Related Parties                    25,786      14,209
   Accounts Payable Other                                810,650     158,024
   Accrued Expenses                                      343,047     217,107
   Other Current Liabilities                              60,541      55,570
                                                      ----------- -----------
          Total Current Liabilities                    3,344,018   1,889,931

Non-Current Liabilities                                  296,700     315,206
                                                      ----------- -----------

          Total Liabilities                            3,640,718   2,205,137


Shareholders' Equity

   Common Stock, $.01 Par; 12,000,000 Shares
     Authorized; 2,208,311 Shares Issued and
     Outstanding at March 31, 1996, 2,208,311
     Shares Issued and Outstanding December
     31, 1995                                             22,083      22,083
   Additional Paid in Capital                          4,025,475   4,025,475
   Accumulated Deficit                                (1,601,525) (1,526,342)
                                                      ----------- -----------

          Total Shareholders' Equity                   2,446,033   2,521,216
                                                      ----------- -----------

          Total Liabilities and Shareholders' Equity  $6,086,751  $4,726,353
                                                      ==========  ==========

                       See notes to financial statements

                                 S-2 GOLF INC.

                            Statement of Operations
                          For the Three Months Ended
                                   Unaudited

                                                                  March 31, 1996    March 31, 1995
                                                                  --------------    --------------
Net Sales                                                             $2,064,046        $1,823,055
Cost of Goods Sold                                                     1,420,812         1,293,976
                                                                  --------------    --------------
Gross Profit on Sales                                                    643,234           529,079
                                                                  --------------    --------------

Operating Expenses:
   Selling                                                               387,199           260,941
   General & Administrative:
       Wesmar Partners                                                    15,000            15,000
       Webb, Ziesenheim, Breuning, Logsdon, Orkin and Hanson P.C.          3,750             7,640
       Other                                                             292,561           337,786
                                                                  --------------    --------------
Total Operating Expenses                                                 698,510           621,367
                                                                  --------------    --------------
Operating Income (Loss)                                                  (55,276)          (92,288)
                                                                  --------------    --------------

Other Income (Expense)
   Interest - Net                                                        (51,949)          (57,970)
   Other - Net                                                           (16,000)           (3,259)
                                                                  --------------    --------------
Other Expense - Net                                                      (67,949)          (61,229)
                                                                  --------------    --------------

Income (Loss) Before Income Taxes                                       (123,225)         (153,517)

Income Taxes                                                             (48,042)          (60,819)
                                                                  --------------    --------------

Net Income (Loss)                                                       (75,183)           (92,698)
                                                                  ==============    ==============

Earnings Per Common Share                                                 ($0.03)           ($0.04)
                                                                  ==============    ==============
Weighted Average Number of Shares Outstanding                          2,208,311         2,202,706

                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Cash Flows
                          For The Three Months Ended
                                   Unaudited

                                                                        March 31, 1996           March 31, 1995
                                                                        --------------           --------------
OPERATING ACTIVITIES
- --------------------
   Net Income (Loss)                                                          ($75,183)                ($92,697)
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
          Depreciation and Amortization                                         13,283                   22,383
          Deferred Income Taxes                                                (33,538)                 (54,497)
          Issuance of Stock for Compensation                                       --                    13,965
   Cash Flow Provided (Used) by Operating Activities as a
     Result of Changes in:
          Accounts Receivable                                                 (986,717)                (564,452)
          Income Tax Refund Receivable                                             --                       --
          Inventory                                                           (340,221)                (127,155)
          Prepaid Expenses                                                       2,545                      541
          Prepaid Income Taxes                                                     --                   (23,738)
          Other Assets                                                          27,724                   24,756
          Accounts Payable and Accrued Expenses:
              Wesmar Partners                                                   20,000                    3,815
              Webb, Ziesenheim, Breuning, Logsdon, Orkin and Hanson PC          (3,349)                  (7,542)
              Other                                                            773,492                  114,039
          Other Current Liabilities                                              4,971                  (22,358)
          Income Taxes Payable                                                      --                   (2,585)
          Other - Net                                                          (18,506)                 (10,353)
                                                                        --------------           --------------

NET CASH PROVIDED (USED) BY OPERATIONS                                        (615,499)                (725,878)
                                                                        --------------           --------------

INVESTING ACTIVITIES
- --------------------
   Purchase of Equipment                                                        (4,454)                 (38,145)

                                                                        --------------           --------------

NET CASH USED IN INVESTING ACTIVITIES                                           (4,454)                 (38,145)

FINANCING ACTIVITIES
- --------------------
   Proceeds from Line of Credit                                              1,832,466                2,023,714
   Payments on Line of Credit                                               (1,173,493)              (1,428,419)
                                                                        --------------           --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            658,973                  595,295
                                                                        --------------           --------------

INCREASE (DECREASE) IN CASH                                                     39,020                 (168,728)

CASH - BEGINNING OF PERIOD                                                      18,995                  241,812
                                                                        --------------           --------------

CASH - END OF PERIOD                                                           $58,015                  $73,084
                                                                        ==============           ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
- ------------------------------------

Information Cash Paid During the Year For:
     Income Taxes Paid During the Period                                           --                       --
     Interest                                                                   40,603                   41,368
     Income Taxes (Net of Refund)                                                  --                    20,000

                       See notes to financial statements

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

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                          March 31, 1996  December 31, 1995
                                                          --------------  -----------------
     Allowance for Doubtful Accounts                        $ 107,623     $ 129,671
     Legal Settlement                                             191           191
     Accrued Expenses                                         126,095        80,193
     Other, Net                                                50,606        46,948
                                                            ---------     ---------
     Current Deferred Income Tax                            $ 284,515     $ 257,003
                                                            ---------     ---------

     Net Operating Loss                                     $ 296,511     $ 296,511
     Non-Compete Agreement                                     (4,839)         (720)
     Valuation Allowance                                     (296,511)     (296,511)
     Other, Net                                                64,944        54,799
                                                            ---------     ---------

     Non Current Deferred Income Tax                        $  60,105     $  54,079
                                                            ---------     ---------

Tax Benefit for the three months ended March 31, 1996:

                                                           Three Month
                                                           -----------
     Federal Provision                                       ($37,216)
     State Provision                                          (10,826)
                                                           -----------
                                                              (48,042)
     Utilization of NOL                                            --
                                                           -----------
     Income Tax Provision                                    ($48,042)
                                                           -----------

The tax benefit for the three months ended March 31, 1996 was $48,042, of which $2,526 and $45,516 is current benefit and deferred tax benefit, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

Net sales for the three-month period ended March 31, 1996 increased $240,991 or 13% to $2,064,046 as compared to $1,823,055 for the same period in 1995. This increase was due, in part, to better sales coverage, lower wholesale prices at the volume price points and better cosmetics on our iron sets.

Gross profit as a percentage of sales increased to 31.2% for the three-month period ended March 31, 1996 as compared to 29% for the same period in 1995.
This was a result of higher volume and lower facility costs for the three months ended in 1996.

Selling expense for the three-month period ended March 31, 1996 increased $126,258 to $387,199 as compared to $260,941 for the same period in 1995. The increase was a result of higher salaries due to the addition of a Vice President of Sales, higher advertising to promote the Company's top line club for women, higher commissions due to higher sales volume and higher travel expense.

General and administrative expenses decreased $49,115 to $311,311 for the three-month period ended March 31, 1996 as compared to $360,426 for the same period in 1995. This decrease is a result of lower salaries and consulting expense along with lower rent and insurance expense.

Interest expense decreased $6,020 to $51,950 for the three-month period ended March 31, 1996. This decrease was the result of lower borrowings and a reduction in the prime interest rate.

The Company's net loss before income taxes was $123,225 for the three-month period ended March 31, 1996 versus a net loss of $153,516 for the same time in 1995. This improvement was the result of higher sales volume for the period.

Financial Condition and Liquidity
- ---------------------------------

The Company's working capital at March 31, 1996 decreased $63,162 or 2.7% from December 31, 1995 to $2,257,750. The increase in current assets of $1,390,925 or 33% from December 31, 1995 to March 31, 1996 consisted primarily of an increase in accounts receivable of $986,717, resulting from increased sales from year end as customers prepare for the golf season. The increase in working capital of $15,648 at March 31,1996 from March 31, 1995 was due to the increase in accounts receivable which more than offset the increase in current liabilities at March 31, 1996 from March 31, 1995. Accounts receivable levels at March 31, 1996 increased by $670,282 over March 31, 1995 levels as a result of higher sales volume in 1996. Inventory decreased by $493,303 at March 31, 1996 to $2,035,467 from $2,528,770 at March 31, 1995 as a result of improved inventory management.

The Company's current liabilities increased $1,454,087 or 76.9% from December 31, 1995 to March 31, 1996 reflecting an increase in short term borrowings of $658,973 as a result of financing operations and an increase in accounts payable and accrued expenses of $790,143, both of which are the result of the Company preparing for the golf season. Current liabilities at March 31, 1996 compared to March 31, 1995 increased $176,556. This increase is primarily the result of higher accounts payable and accrued expenses of $360,595 which more than offset decreases in short term borrowings and other current liabilities. This increase is the result of increased inventory requirements to meet the higher sales volume and increased selling expenses.

Cash used by operations was $615,499 and $725,878 for the three-month periods ended March 31, 1996 and 1995, respectively. This decrease in cash used by operations was the result of higher accounts payable and accured expenses which more than offset increases in accounts receivable and inventory.

Cash provided by financing amounted to $658,973 for the three-month period ended March 31, 1996 as compared to $595,295 for the same period in 1995 as the result of the Company's expansion to increase sales volume.

On December 29, 1994, the Company secured a new credit line with Midlantic Bank NA. The Company used proceeds of this line to retire the Integra Bank obligation. The credit line has a credit limit of $4,000,000 subject to a borrowing base of 75% of eligible accounts receivable and, depending on the time of year, 40 to 50% of qualified inventory. The credit facility expires December 31, 1997.

At March 31, 1995, the Company had $201,757 available under its line of credit and $268,951 in letters of credit written but not drawn.

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

  10.2 Lease Renewal Agreement between the Registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995 (incorporated by reference to Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995).

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

   11 S2 Golf, Inc. Computation of Earnings per share for the three-month period ended March 31, 1996 and March 31, 1995.

   27                        Financial Data Schedules

   (b)                       Reports on Form 8-K
                             -------------------

                             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       S2 GOLF INC.

May 9, 1996                            /s/ Douglas A. Buffington
- -----------                            -------------------------------
  Dated:                               By:
                                          Douglas A. Buffington
                                          President and Chief
                                          Financial Officer