Form 10-Q
period 1996-06-30
S2 GOLF INC
filed 1996-08-09
CIK 782126

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                       Commission File Number: 0-14146

                                 S2 GOLF INC.
                                 ------------
            (Exact Name of Registrant as Specified in its Charter)


              New Jersey                                       22-2388568
              ----------                                       ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    18 Gloria Lane, Fairfield, NJ                                 07004
    ------------------------------                                -----
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

On July 16, 1996, 2,208,311 shares of common stock, $.01 par value, were issued and outstanding

INDEX
- -----


PART I.     FINANCIAL INFORMATION                                  Page No.
                                                                   --------
Item 1.     Financial Statements
            --------------------

            Balance Sheets - June 30, 1996 and December
            31, 1995                                                  2

            Statements of Operations - Six Months Ended
            June 30, 1996 and June 30, 1995                           3

            Statements of Operations - Three Months Ended
            June 30, 1996 and June 30, 1995                           4

            Statements of Cash Flow - Six Months Ended
            June 30, 1996 and June 30, 1995                           5

            Notes to Financial Statements                             6

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                       7
            -----------------------------------


PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders       9
            ---------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K                          9
            ---------------------------------

            Signatures                                               12

                                    PART I

Item 1.  Financial Statements

                                 S2 Golf Inc.
                                Balance Sheets

                                                      30-Jun     December 31,
                                                       1996         1995
                                                       ----         ----
                                                    (Unaudited)
                                                    -----------
ASSETS

Current Assets

Cash                                                   $62,166      $18,995
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $214,000 in 1996
      and $284,375 in 1995)                          3,045,490    2,089,631
Inventory                                            2,223,904    1,695,246
Prepaid Expenses                                        80,420      139,968
Prepaid Income Taxes                                    10,000       10,000
Deferred Income Taxes                                  315,669      257,003
                                                    ----------   ----------
          Total Current Assets                       5,737,649    4,210,843

Plant and Equipment - Net                              129,113      148,365
Non-Current Deferred Income Taxes                       66,023       54,079
Investment - Squaretwo Golf New Zealand, Ltd.           11,129       11,129
Other Assets - Net                                     248,053      301,937
                                                    ----------   ----------

          Total Assets                              $6,191,967   $4,726,353
                                                    ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Short Term Borrowings                            $2,185,047   $1,445,021
   Accounts Payable to Related Parties                   1,839       14,209
   Accounts Payable Other                              682,231      158,024
   Accrued Expenses                                    365,936      217,107
   Other Current Liabilities                            57,534       55,570
                                                    ----------   ----------
          Total Current Liabilities                  3,292,587    1,889,931

Non-Current Liabilities                                285,937      315,206
                                                    ----------   ----------

          Total Liabilities                          3,578,524    2,205,137


Shareholders' Equity

   Common Stock, $.01 Par; 12,000,000 Shares
     Authorized; 2,208,311 Shares Issued and
     Outstanding at June 30, 1996, 2,208,311
     Shares Issued and Outstanding December
     31, 1995                                           22,083       22,083
   Additional Paid in Capital                        4,025,475    4,025,475
   Accumulated Deficit                              (1,434,115)  (1,526,342)
                                                    ----------   ----------

          Total Shareholders' Equity                 2,613,443    2,521,216
                                                    ----------   ----------

          Total Liabilities and Shareholders'
           Equity                                   $6,191,967   $4,726,353
                                                    ==========   ==========

                       See notes to financial statements

                                 S2 GOLF INC.

                            Statement of Operations
                           For the Six  Months Ended
                                   Unaudited

                                                    30-Jun-96      30-Jun-95
                                                    ---------      ---------
Net Sales                                           $4,995,640    $4,495,617
Cost of Goods Sold                                   3,352,394     3,031,803
                                                    ----------    ----------
Gross Profit on Sales                                1,643,246     1,463,814
                                                    ----------    ----------

Operating Expenses:
   Selling                                             757,375       470,223
   General & Administrative:                           623,957       730,344
                                                    ----------    ----------
Total Operating Expenses                             1,381,332     1,200,567
                                                    ----------    ----------
Operating Income                                       261,914       263,247
                                                    ----------    ----------

Other  (Expense)
   Interest                                           (124,702)     (133,039)
   Other                                               (34,547)      (16,656)
                                                    ----------    ----------
Other Expense                                         (159,249)     (149,695)
                                                    ----------    ----------
Income Before Income Taxes                             102,665       113,552

Income Taxes                                            10,438        10,928
                                                    ----------    ----------
Net Income                                             $92,227      $102,624
                                                    ==========    ==========
Earnings Per Common Share                                $0.04         $0.05
                                                    ==========    ==========

Weighted Average Number of Shares Outstanding        2,208,311     2,203,927


                       See notes to financial statements

                                 S2 GOLF INC.
                            Statement of Operations
                          For the Three  Months Ended
                                   Unaudited

                                                    30-Jun-96     30-Jun-95
                                                    ----------    ----------
Net Sales                                           $2,931,594    $2,672,562
Cost of Goods Sold                                   1,931,582     1,737,827
                                                    ----------    ----------
Gross Profit on Sales                                1,000,012       934,735
                                                    ----------    ----------
Operating Expenses:
   Selling                                             370,176       209,282
   General & Administrative                            312,646       369,918
                                                    ----------    ----------
Total Operating Expenses                               682,822       579,200
                                                    ----------    ----------
Operating Income                                       317,190       355,535
                                                    ----------    ----------
Other Expense
   Interest                                            (72,753)      (75,069)
   Other                                               (18,547)      (13,397)
                                                    ----------    ----------
Other Expense                                          (91,300)      (88,466)
                                                    ----------    ----------

Income Before Income Taxes                             225,890       267,069

Income Taxes                                            58,480        71,747
                                                    ----------    ----------

Net Income                                            $167,410      $195,322
                                                    ==========    ==========
Earnings Per Common Share                                $0.08         $0.09
                                                    ==========    ==========

Weighted Average Number of Shares Outstanding        2,208,311     2,203,927


                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Cash Flows
                           For The Six  Months Ended
                                   Unaudited

                                                                 30-Jun-96         30-Jun-95
                                                                 ---------         ---------
OPERATING ACTIVITIES
- --------------------
   Net Income                                                     $92,227           $102,624
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
          Depreciation and Amortization                            26,868             58,897
          Deferred Income Taxes                                   (70,610)           (59,325)
          Issuance of Stock for Compensation                      -                   21,969
   Cash Flow Provided (Used) by Operating Activities as a
     Result of Changes in:
          Accounts Receivable                                    (955,859)          (632,202)
          Inventory                                              (528,658)           (57,026)
          Prepaid Expenses                                         59,548            (54,149)
          Other Assets                                             53,884             21,250
          Accounts Payable, Payable Accrued Expenses and
                Related Parties                                   660,666            (83,063)
          Other Current Liabilities                                 1,964             50,252
          Other - Net                                             (29,269)           (20,943)
                                                               ----------         ----------
NET CASH (USED) BY OPERATIONS                                    (689,239)          (651,716)
                                                               ----------         ----------
INVESTING ACTIVITIES
- --------------------
   Purchase of Equipment                                           (7,616)           (55,899)
   Investment in Square Two Golf New Zealand, Ltd.                -                     (726)
                                                               ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                              (7,616)           (56,625)

FINANCING ACTIVITIES
- --------------------
   Proceeds from Line of Credit                                 4,886,734          2,861,461
   Payments on Line of Credit                                  (4,146,708)        (2,240,082)
                                                               ----------         ----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                        740,026            621,379

INCREASE (DECREASE) IN CASH                                        43,171            (86,962)

CASH - BEGINNING OF PERIOD                                         18,995            241,812
                                                               ----------         ----------

CASH - END OF PERIOD                                              $62,166           $154,850
                                                               ==========         ==========
SUPPLEMENTAL  CASH FLOW INFORMATION

    Cash Paid During the Year For:
     Income Taxes                                                 -                  -
     Interest                                                     102,607            112,151
     Income Taxes (Net of Refund)                                 -                   20,000


                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods consisting of normal recurring entries. No dividends have been declared or paid on common stock during 1996. Per share data was determined by using the weighted average number of shares of common stock outstanding during the period.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:


                                      June 30, 1996     December 31, 1995
                                      -------------     -----------------
Allowance for Doubtful Accounts          $117,526            $129,671
Legal Settlement                              191                 191
Accrued Expenses                          133,043              80,193
Other, Net                                 64,909              46,948
                                         --------            --------

Current Deferred Income Tax              $315,669            $257,003
                                         --------            --------

Net Operating Loss                       $296,511            $296,511
Non-Compete Agreement                      (9,073)               (720)
Valuation Allowance                      (296,511)           (296,511)
Other, Net                                 75,096              54,799
                                         --------            --------

Non Current Deferred Income Tax           $66,023             $54,079
                                         --------            --------

Tax Provision for the three and six months ended June 30, 1996:

                                  Three Month  Six Month
                                  -----------  ---------

Federal Provision                   $73,099     $35,883
State Provision                      21,264      10,438

Utilization of NOL                  (35,883)    (35,883)
Income Tax Provision                $58,480     $10,438


The tax expense for the six months ended June 30, 1996 was $46,321, of which $116,930 and $70,610 is current expense and deferred tax benefit, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

Net sales for the three- and six-month periods ended June 30, 1996 increased $500,023 and $259,032, respectively, to $4,995,640 and $2,931,596 as compared to
$4,495,617 and $2,672,562 for the same period in 1995. This increase in sales is primarily due to more competitive pricing, broader selection of the Company's women's line of golf clubs and increased sales coverage.

Gross profit as a percent of net sales was 33% for each of the six-month periods ended June 30, 1996 and June 30, 1995.

Selling expenses for the three- and six-month periods ended June 30, 1996 increased $160,894 and $287,152, respectively, as compared to the same periods in 1995. These increases were due in part to higher sales force salaries, commissions and advertising expenses. The Company has increased its field sales force significantly while also adding a Vice President of Sales. The Company increased its advertising by $73,642 for the first six months of 1996 as compared to the same period in 1995.

General and Administrative expenses decreased $57,272 and $106,387, for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. This decrease is due in part to lower office salaries, rent expense and travel expense.

Interest expense for the three- and six-month periods ended June 30, 1996 decreased $8,337 and $2,316, respectively, as compared to the same periods in 1995. The Company's borrowings over the first half of 1996 were lower than its borrowings during the same period in 1995.

The Company's income before taxes for the three- and six-month periods ended June 30, 1996 were $102,665 and $225,890, respectivley, as compared to income before taxes of $113,552 and $267,069, respectively, for the same periods in 1995. This decrease was primarily due to increased sales and marketing expenses incurred as a result of an increase in the sales force and the addition of a Vice President of Sales.

Income taxes for the three- and six-month periods ended June 30, 1996 were $10,438 and $54,480, respectively, as compared to $10,928 and $71,747, respectively, for the same periods of 1995. At June 30, 1996, the Company utilized net loss carryforwards in the amount of its federal income tax provision of $35,883.

Financial Condition and Liquidity
- ---------------------------------

The Company's working capital at June 30, 1996 increased $124,150 or 5% from December 31, 1995. The Company's current assets increased $1,526,806 from December 31, 1995, consisting primarily of an increase in accounts receivable of $955,859. This increase in accounts receivable is the result of higher sales during the six months ended June 30, 1996 as compared to the six month period ended December 31, 1995.

Inventory at June 30, 1996 increased $528,658 from December 31, 1995 due to the cyclical demand of the market place. However, inventory levels at June 30, 1996 were $234,737 lower than at June 30, 1995 due to improved inventory management.

The increase in current liabilities of $1,402,656 reflects an increase in short term borrowings of $740,026 caused by higher accounts receivable levels at June 30, 1996 than at December 31, 1995, as well as increases in other outstanding current liabilities.

On December 29, 1994, the Company secured a new credit line with Midlantic Bank NA. The Company used proceeds of this line to retire the Integra Bank obligation. The credit line has a credit limit of $4,000,000, subject to a borrowing base of 75% of eligible accounts receivable, and depending on the time of year, 40 to 50% of qualified inventory. The credit facility expires December 31, 1997.

At June 30, 1996, the Company had $405,189 available under its line of credit and $137,783 in letters of credit written but not drawn.

                                    PART II

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 4, 1996 the shareholder's voted upon and elected directors.

Elections of Directors:


                                        Votes For      Votes Withheld
                                        ---------      --------------
Douglas A. Buffington                   1,197,208          23,071
Richard M. Maurer                       1,975,859          24,420
Robert L. Ross                          1,976,065          24,214
Mary Ann Jorgenson                      1,977,608          22,671
Frederick B. Ziesenheim                 1,977,608          22,671

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

 10.1 Lease Agreement between the Registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to
             Exhibit 10.6 of the Registrant's Registration Statement No. 33-37371 on Form S3).

 10.2 Modification of Lease Agreement between the Registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995 (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

 10.3 1984 Incentive Stock Option Plan of the Registrant dated February 10, 1984 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 33-16931 on Form S-1).

 10.4 Employment Agreement between the Registrant and Randy A. Hamill dated July 1, 1991 (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

 10.5 Consulting Agreement between the Registrant and MR & Associates dated January 1992 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

 10.6 Amendment of Consulting Services Agreement between the Registrant and MR and Associates effective as of February 1, 1996.

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