Form 10-Q
period 1996-09-29
S2 GOLF INC
filed 1996-10-28
CIK 782126

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

On September 29, 1996, 2,208,311 shares of common stock, $.01 par value, were issued and outstanding



INDEX
-----

PART I.      FINANCIAL INFORMATION                                Page No.
                                                                  --------

  Item 1.    Financial Statements
             --------------------

             Balance Sheets - September 29, 1996 and December
             31, 1995                                                    2

             Statements of Operations - Nine Months Ended
             September 29, 1996 and September 29, 1995                   3

             Statements of Operations - Three Months Ended
             September 29, 1996 and September 29, 1995                   4

             Statements of Cash Flow - Nine Months Ended
             September 29, 1996 and September 29, 1995                   5

             Notes to Financial Statements                               6

  Item 2.    Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations                         7
             -----------------------------------

PART II.     OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders         9
             ---------------------------------------------------

  Item 6.    Exhibits and Reports on Form 8-K                            9
             --------------------------------

             Signatures                                                 12


                                    PART I

Item 1.  Financial Statements


                                                     September 29, December 31,
                                                         1996         1995
                                                         ----         ----
                                                      (Unaudited)
                                                      -----------
ASSETS

Current Assets


Cash                                                    $101,486      $18,995
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $222,027 in 1996
      and $284,375 in 1995)                            2,078,502    2,089,631
Inventory                                              2,282,571    1,695,246
Prepaid Expenses                                          61,016      139,968
Prepaid Income Taxes                                      10,000       10,000
Deferred Income Taxes                                    343,191      257,003
                                                      ----------   ----------
          Total Current Assets                         4,876,766    4,210,843

Plant and Equipment - Net                                127,039      148,365
Non-Current Deferred Income Taxes                         51,404       54,079
Investment - Square Two Golf New Zealand, Ltd.            11,129       11,129
Other Assets - Net                                       217,492      301,937
                                                      ----------   ----------

          Total Assets                                $5,283,830   $4,726,353
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Short Term Borrowings                              $1,623,667   $1,445,021
   Accounts Payable to Related Parties                     5,927       14,209
   Accounts Payable Other                                419,991      158,024
   Accrued Expenses                                      292,502      217,107
   Other Current Liabilities                              28,367       55,570
                                                      ----------   ----------
          Total Current Liabilities                    2,370,454    1,889,931

Non-Current Liabilities                                  335,968      315,206
                                                      ----------   ----------

          Total Liabilities                            2,706,422    2,205,137


Shareholders' Equity

   Common Stock, $.01 Par; 12,000,000 Shares
     Authorized; 2,208,311 Shares Issued and
     Outstanding at September 29, 1996, 2,208,311
     Shares Issued and Outstanding December
     31, 1995                                             22,083       22,083
   Additional Paid in Capital                          4,025,475    4,025,475
   Accumulated Deficit                                (1,470,150)  (1,526,342)
                                                      ----------   ----------

        Total Shareholders' Equity                     2,577,408    2,521,216
                                                       ---------  -----------

        Total Liabilities and Shareholders' Equity    $5,283,830   $4,726,353
                                                      ==========   ==========


                                 S2 GOLF INC.

                       Condensed Statement of Operations
                           For the Nine Months Ended
                                   Unaudited




                                                 September 29, 1996     September 29, 1995
                                                 ------------------     ------------------
Net Sales                                                $6,709,335             $6,207,051
Cost of Goods Sold                                        4,533,229              4,156,022
                                                 -------------------       ----------------
Gross Profit on Sales                                     2,176,106              2,051,029
                                                 -------------------       ----------------

Operating Expenses:
   Selling                                                1,028,495                660,354
   General & Administrative                                 845,974              1,038,767
                                                 -------------------       ----------------
Total Operating Expenses                                  1,874,469              1,699,121
                                                 -------------------       ----------------
Operating Income                                            301,637                351,908
                                                 -------------------       ----------------

Other (Expense)
   Interest                                                (181,717)              (196,250)
   Other                                                    (56,797)               (38,119)
                                                 -------------------       ----------------
Other Expense                                              (238,514)              (234,369)
                                                 -------------------       ----------------

Income Before Income Taxes                                   63,123                117,539

Provision for Income Taxes                                    6,931                 11,543
                                                 -------------------       ----------------

Net Income                                                  $56,192               $105,996
                                                  ==================        ===============

Earnings Per Common Share                                     $0.02                  $0.05
                                                  ==================        ===============

Weighted Average Number of Shares Outstanding             2,208,311              2,204,310


                       See notes to financial statements

                                 S2 GOLF INC.

                       Condensed Statement of Operations
                          For the Three Months Ended
                                   Unaudited

                                                 September 29, 1996     September 29, 1995
                                                 ------------------     ------------------
Net Sales                                              $1,713,695               $1,711,434
Cost of Goods Sold                                      1,180,835                1,124,219
                                                ------------------         ----------------
Gross Profit on Sales                                     532,860                  587,215
                                                ------------------         ----------------

Operating Expenses:
   Selling                                                271,120                  190,131
   General & Administrative                               222,017                  308,423
                                                ------------------         ----------------
Total Operating Expenses                                  493,137                  498,554
                                                ------------------         ----------------
Operating Income                                           39,723                   88,661
                                                ------------------         ----------------

Other (Expense)
   Interest                                               (57,015)                 (63,211)
   Other                                                  (22,250)                 (21,463)
                                                ------------------         ----------------
Other Expense                                             (79,265)                 (84,674)
                                                ------------------         ----------------

Income (Loss) Before Income Taxes                         (39,542)                   3,987

Provision (Benefit) for Income Taxes                       (3,507)                     615
                                                ------------------         ----------------

Net (Loss) Income                                        ($36,035)                  $3,372
                                                 =================          ===============

Earnings (Loss) Per Common Share                           ($0.02)                   $0.00
                                                 =================          ===============

Weighted Average Number of Shares Outstanding           2,208,311                2,204,310

                       See notes to financial statements

                                 S2 GOLF INC.

                      Condensed Statements of Cash Flows
                           For the Nine Months Ended
                                   Unaudited

                                                            September 29, 1996      September 29, 1995
                                                            ------------------      ------------------
OPERATING ACTIVITIES
--------------------
   Net Income                                                         $56,192                $105,996
   Adjustments to Reconcile Net Income to Net Cash Used
     In Operating Activities:
          Depreciation and Amortization                                40,853                 100,718
          Deferred Income Taxes                                       (83,513)                      0
          Issuance of Stock for Compensation                          -                        22,968
   Cash Flow  Used by Operating Activities as a
     Result of Changes in:
          Accounts Receivable                                          11,129                (247,248)
          Inventory                                                  (587,325)                226,324
          Prepaid Expenses                                             78,952                 (32,684)
          Other Assets                                                 84,445                  26,667
          Accounts Payable, Accrued Expenses and
                Related Party Payable                                 329,080                (179,838)
          Other Current Liabilities                                   (27,203)                (82,893)
          Other Non-Current Liabilities- Net                           20,762                 (31,748)
                                                               ---------------       -----------------

NET CASH USED BY OPERATIONS                                           (76,628)                (91,738)
                                                               ---------------       -----------------

INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                              (19,527)                (57,297)
   Investment in Square Two Golf New Zealand, Ltd.                    -                          (726)
                                                               ---------------       -----------------

NET CASH USED IN INVESTING ACTIVITIES                                 (19,527)                (58,023)

FINANCING ACTIVITIES
--------------------
   Proceeds from Line of Credit                                     7,061,734               4,357,959
   Payments on Line of Credit                                      (6,883,088)             (4,383,756)
                                                               ---------------       -----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   178,646                 (25,797)

INCREASE (DECREASE) IN CASH                                            82,491                (175,558)

CASH - BEGINNING OF PERIOD                                             18,995                 241,812
                                                               ---------------       -----------------

CASH - END OF PERIOD                                                 $101,486                 $66,254
                                                                ==============        ================

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

    Cash Paid During the Year For:

     Interest                                                         181,716                 182,399
     Income Taxes (Net of Refund)                                     -                        20,000


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

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                              September 29, 1996   December 31, 1995
                                              ------------------   -----------------

     Allowance for Doubtful Accounts                   $ 103,260           $ 129,671
     Legal Settlement                                        191                 191
     Accrued Expenses                                    164,849              80,193
     Other, Net                                           74,891              46,948
                                                       ---------           ---------
     Current Deferred Income Tax Asset                 $ 343,191           $ 257,003
                                                       ---------           ---------
     Net Operating Loss Carryforward                   $ 368,853           $ 296,511
     Non-Compete Agreement                               (13,402)               (720)
     Valuation Allowance                                (368,853)           (296,511)
     Other, Net                                           64,806              54,799
                                                       ---------           ---------
     Non Current Deferred Income Tax Asset             $  51,404           $  54,079
                                                       ---------           ---------

Tax (Benefit) Provision for the three and nine months ended September 29, 1996:

                                            Three Months   Nine Months
                                            ------------   -----------

          Federal (Benefit) Provision           $(12,056)     $ 23,827
          State (Benefit) Provision               (3,507)        6,931

          Utilization of NOL                      12,056       (23,827)
          Income Tax (Benefit) Provision        $ (3,507)     $  6,931

The tax expense before utilization of available NOL for the nine months ended September 29, 1996 was $30,758, of which $129,583 and $98,825 is current expense and deferred tax benefit, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net sales for the three- and nine-month periods ended September 29, 1996 increased $2,261 and $502,284, respectively, to $1,713,695 and $6,709,335 as compared to $1,711,434 and $6,207,051 for the same periods in 1995. These increases in sales are primarily due to more competitive pricing, broader selection of the Company's women's line of golf clubs and increased sales coverage.

Gross profit as a percentage of net sales for the three- and nine-month periods ended September 29, 1996 were 31% and 32% respectively, as compared to 34% and 33% for the same periods in 1995. These fluctuations are primarily due to change in product mix sales as well as more competitive pricing by the Company.

Selling expenses for the three- and nine-month periods ended September 29, 1996 increased $80,989 and $368,141, respectively, as compared to the same periods in 1995. These increases were due in part to higher sales force salaries, commissions and advertising expenses. The Company has increased its field sales force significantly while also adding a Vice President of Sales. The Company increased its advertising expenses by $118,495 during the nine-months ended September 29, 1996 as compared to the same period in 1995.

General and Administrative expenses decreased $86,406 and $192,793, for the three- and nine-month periods ended September 29, 1996, respectively, as compared to the same periods in 1995. This decrease is due in part to lower office salaries, rent expense and travel expense.

Interest expense for the three- and nine-month periods ended September 29, 1996 decreased $6,197 and $14,534, respectively, as compared to the same periods in 1995. The Company's borrowings over the first nine months of 1996 were approximately 6% lower than its borrowings during the same period in 1995.

The Company's income(loss) before taxes for the three- and nine-month periods ended September 29, 1996 were $(39,542) and $63,123, respectively, as compared to income before taxes of $3,987 and $117,539, respectively, for the same periods in 1995. These decreases were primarily due to increased sales and marketing expenses incurred as a result of an increase in the sales force, the addition of a Vice President of Sales, as well as an increase in advertising expenses.

Income tax (benefit) provision for the three- and nine-month periods ended September 29, 1996 were $(3,507) and $6,931, respectively, as compared to $615 and $11,543, respectively, for the same periods of 1995. At September 29, 1996, the Company utilized net operating loss carryforwards in the amount of its federal income tax provision of $23,827.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at September 29, 1996 increased $185,400 or 8% from December 31, 1995. The Company's current assets increased $665,923 from December 31, 1995, consisting primarily of an increase in inventory of $587,325. This increase was primarily the result of the cyclical demand of the market place. However, inventory levels at September 29, 1996 were $167,280 higher than at September 29, 1995 due to increased purchases of new product in the three-months ended September 29, 1996 as compared to the three-months ended September 29, 1995.

The increase in current liabilities at September 29, 1996 of $480,523 reflects an increase in short term borrowings of $178,646 and accounts payable of $261,967 from December 31, 1995. Both increases are the result of increased inventory purchases in the three months ended September 29, 1996 as compared to inventory purchases made during the three months ended December 31, 1995.

On December 29, 1994, the Company secured a new credit line with Midlantic Bank NA. The Company used proceeds of this line to retire the Integra Bank obligation. The credit line has a credit limit of $4,000,000, subject to a borrowing base of 75% of eligible accounts receivable, and depending on the time of year, 40 to 50% of qualified inventory. The credit facility expires December 31, 1997.

At September 29, 1996, the Company had $225,255 available under its line of credit and $186,238 in letters of credit written but not drawn.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 4, 1996 the shareholder's voted upon and elected directors.

Elections of Directors:

                                            Votes For         Votes Withheld
                                            ---------         --------------

       Douglas A. Buffington                1,977,208             23,071
       Richard M. Maurer                    1,975,859             24,420
       Robert L. Ross                       1,976,065             24,214
       Mary Ann Jorgenson                   1,977,608             22,671
       Frederick B. Ziesenheim              1,977,608             22,671

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a)  Exhibits
     --------

Exhibit
Number                       Description of Exhibit
------                       -----------------------
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

                                       S2 GOLF INC.



October 25, 1996
----------------
  Dated:                               By: /s/ Douglas A. Buffington
                                           -------------------------
                                           Douglas A. Buffington
                                           President and Chief
                                           Operating Officer