Form 10-K
period 1996-12-31
S2 GOLF INC
filed 1997-03-28
CIK 782126

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                                    Commission File
December 31, 1996                                            Number O-14146

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of February 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,244,677. This calculation is based upon the closing price of the Registrant's common stock on February 24, 1997.

The number of shares of the Registrant's Common Stock outstanding as of February 24, 1997 was 2,211,803.

                                     Part I
Item 1.  Business.
         --------

General Development of Business
-------------------------------

S2 Golf Inc. (the "Company") was incorporated under the laws of the State of New Jersey in February 1982. The Company manufactures and markets a proprietary line of golf equipment including golf clubs, golf bags, golf balls and accessories. The Company markets these products under the tradename and trademark SQUARE TWO /R/ and uses several additional trademarks including
S2/R/, PCX/R/, XGR/R/, ZCX/R/, Totally Matched/R/ and Posiflow/R/, among others.

The Common Stock of the Company (the "Common Stock") trades on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the trading symbol "GOLF."

During 1996, the Company introduced the "Classic Lady" line of graphite golf clubs for the entry level player. The Company also introduced three new drivers called the E.T. (Energy Transfer) which feature the Company's patented TriBar internal reinforcement cell plus two boron rings in the graphite shaft that sequentially store and release energy for additional clubhead speed.

The Company continued to expand its sales efforts through golf retailers in 1996. In the top 500 business markets around the United States, the Company examines the characteristics of each market through research on golf participation data as well as business data. The Company then forms business relationships with those retailers that the Company believes best suit the needs of the particular market.

Also during 1996, in partnership with the Ladies Professional Golf Association
(LPGA), the Company continued its "Square Two Custom Club Fitting System" schools. Two-day seminars are held to educate LPGA and non-LPGA members in the art of clubfitting. As a result of these seminars, the Company has over 100 clubfitters.

During 1994, the Company signed an exclusive dealer and licensing agreement with Dalewin Limited of Hong Kong. The agreement allowed Dalewin to promote, market and sell the Company's golf products, specifically golf clubs, golf equipment, golf clothing and all other devices and products associated with the game of golf, in Hong Kong, Macao, and the Peoples Republic of China. The agreement had a three-year term and expired on February 28, 1997. The Company expects to renew this agreement on a two-year term in 1997.

Also during 1994, the Company entered into an agreement with Black Rock, LLC, a Colorado limited liability company, which provided the Company with the exclusive right to manufacture and assemble two new products, the Black Rock Putter and Black Rock Driver, to be marketed and sold by Black Rock in the
United States and Canada. The 1994 agreement ended at December 31,1995.   A new
agreement with Black Rock became effective January 1, 1996. Under this agreement the Company received a $3.00 royalty for each club sold by Black Rock, LLC which incorporates the "Tri Bar" technology for which the Company holds a patent. This agreement expired on December 31, 1996.

Description of Business
-----------------------

Club Design

The Company designs products for men and women of all ages and has two broad design approaches: one which targets the steel shaft market, and one which targets the graphite shaft market, since each has peculiarities demanding different approaches.

A.  Steel Shaft Market

For many years, simple swingweight matching was the state of the art and the basis for all golf clubs.

The Company's patented steel shafted "Totally Matched" concept, consisting of matching four key physical properties, is designed to enhance a steel shafted club's performance. These properties are:

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

B.  Graphite Shaft Market

In recent years, the graphite shaft market has experienced tremendous growth. The lighter weight and design flexibility of graphite shafts gives significant advantages over steel shafts. The Company, recognizing that graphite is rapidly reducing the demand for steel shafts, especially in women's products, is concentrating its development efforts in this area.

During 1996, the Company continued to improve and expand its graphite shaft selection. The Company continued to market its Synchro Speed System/TM/ 1 and Synchro Speed System 2 graphite shafts which were introduced in 1994 and offer multiple flexes for all levels of play. In 1996, the Company introduced its Boron Thruster Rings powered E.T. and Lady E.T. shafts. The shaft flex is matched to the player's swing speed and driver carry, with the intent of maximizing energy transfer at impact. The Company now offers 7 graphite shaft club lines while maintaining 2 steel shaft club lines.

Products

The Company currently markets the following full line of golf equipment for both men and women:

The PCX II steel line was redesigned in 1996 with medallions and features cavity back, oversize elliptical head design for irons with oversize metal woods. The driver features a Synchro Speed System 1 graphite shaft while the 3 and 5 woods are lightweight steel. The irons feature lightweight steel shafts and are Totally Matched. PCX II clubs are available for men and women with LPGA logo in both right and left hand models as well as Lady Petite/R/.

The Light and Easy/TM/ line was redesigned in 1996 with medallions and features the LPGA logo, lightweight steel or graphite shafted, cavity back, oversize, stainless steel irons with steel or graphite shafted oversize, perimeter weighted metal woods. Light and Easy/TM/ clubs are available in ladies and Lady Petite for right hand golfers.

The Power Circle/TM/ line was redesigned in 1996 with medallions- Introduced in early 1995, these irons, which are available in either steel or graphite shafts, feature oversize, full cavity design with four corner cavity muscle back designed to resist twist at impact. Metal woods feature steel or graphite shafts with oversize head designs incorporating rails on the 3, 5 and 7 woods. Power Circle clubs are available in men's right hand and left hand models.

The PCX II line was graphite redesigned in 1996 with medallions and features power cavity muscle back stabilizers designed to resist twisting at impact on these oversize irons. The oversize stainless steel metal woods have expanded sweet spots. Irons and woods feature the Synchro Speed System 1 graphite shafts which are matched to the player's swing speed. The PCX II graphite clubs are available in men's right and left hand as well as ladies and Lady Petite with LPGA logo.

The Company continues to market the ZCX line of clubs. The irons feature 4 way cambered rectangular step sole and a high moment of inertia designed to resist twist at impact. The woods feature the Company's patented Tri-Bar internal reinforcement cell. All of these clubs feature high modulus, high frequency Synchro Speed System 2 graphite shafts matched to the player's swing speed.

The Company continues to market the Tri-Force/TM/ line of men's irons and woods. The oversize irons feature a deep cavity design and incorporate the Company's patented Posiflow weighting system. The oversize metal woods feature the Company's patented Tri-Bar internal reinforcement cell.

During 1996, the Company continued to market the WPD (Women's Power Design) to golf course pro shops and fitting centers. The oversize irons and metal woods are available in five flexes for women. The Synchro Speed System 2 graphite shafts can be matched to most womens' swing speed and characteristics.

In 1996, the Company introduced the E.T. (Energy Transfer) and Lady E.T. drivers. These drivers, which are available in right hand only, are available in 46" and 48" models in mens and 44" in ladies. All models feature the Company's exclusive boron thruster rings. These rings sequentially store and release energy for additional club head speed and power through impact.

In 1996, the Company introduced its value line of womens graphite shafted club, the Classic Lady. These clubs feature oversize stainless matrix irons and oversize perimeter weighted titanium alloy woods.

The Company continued to sell Hi-tech golf bags for men and women as well as a new tripod design for the walking golfer.

The Company continues to market a line of men's and women's golf balls and golf gloves.
The ladies golf ball and glove packaging for 1995 was designed as part of the LPGA Ladies Boutique approach to marketing ladies products.

The Company continues to market its full line of woods and wedges known as the "Devil Series." This line includes the trademarks Distance Devil/R/, Tee Devil/R/, Turf Devil/R/, Ruff Devil/R/ and Sand Devil/R/. During 1995, three new Devil clubs were introduced, the Super 7, the Super 9, and the "Devil" Driving Iron. This line is designed to meet the market need for "loose" or single club sales (which are strongest in woods and wedges). The lines of woods and wedges are available in both steel and graphite shafts.

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

Seasonality

The golf industry is seasonal. While manufacturing goes on throughout the year, demand for the Company's clubs is greatest in March through June. At December 31, 1996, the Company had committments from dealers to purchase products having an aggregate sales value of approximately $1,800,000, subject to the Company's ability to deliver on time, all of which the Company reasonably believes will be filled on time. On the same date in 1995, the Company had commitments of approximately $1,100,000.

Inventory Supply

The Company tries to maintain at least two sources of supply for irons and metal wood heads from foreign suppliers. These suppliers generally require 90 to 120 day periods to deliver heads to the Company. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice. While the Company does not anticipate long-term shortages of either components or sources of supply from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Delays are not anticipated to be longer than two weeks and are not anticipated to materially affect the Company's ability to deliver the product.

Prior to the Company's placement of an order with its foreign suppliers, the Company must obtain a letter of credit in favor of that supplier in an amount equal to the order. The Company has a line of credit in the amount of $3,000,000 with PNC Bank pursuant to which PNC Bank may make available a credit facility of up to $1,750,000 in the form of standby or documentary letters of credit and demand loans. The amount and number of letters of credit outstanding at any given time will vary on a daily basis depending on the dollar volume of material being ordered and supplies received.

Industry Background

The National Golf Foundation estimates that in 1995 there were in excess of 25 million golfers in the United States. (1996 numbers are not yet available.)
The compound annual growth rate from 1995 to 1996 was 2.6%. The popularity of the sport has created a significant market for golf clubs. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology. It is anticipated that manufacturers will increase their research and development efforts as well as their advertising expenditures.

Marketing & Distribution

Until approximately 15 years ago, top of the line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off course specialty golf shops, sporting goods retailers, discounters and mail order houses account for a substantial share of the golf club market.

The golf equipment industry is one in which advertising and promotion is required to create market awareness of a company's products.

The Company advertises its LPGA endorsed products as required under the terms of its agreement with the LPGA.

As of February 24, 1997, the Company had established a network of approximately 1,600 retailers with approximately 2,000 retail outlets. The Company has prepared a comprehensive catalog for its dealers.

In 1996, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

The Ladies Professional Golf Association Agreement

The Company has entered into an agreement with the LPGA Tournament Players Corporation (operating as the Ladies Professional Golf Association) which grants the Company the exclusive right to use the LPGA name and logo on its women's golf clubs and the non-exclusive right to use the LPGA name and logo on certain of its other products, including golf bags. The Company has renewed the exclusive licensee agreement through the year 2000 at which time the agreement will become non-exclusive through 2003. At the end of 2003, the Company will have the option to renew for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay a license fee to the LPGA and a royalty fee based on sales volume. To the extent the sum of 5% of sales of the first $1,000,000 of women's golf equipment bearing the LPGA logo, plus 2-1/2% of all sales of LPGA logo equipment over that amount exceeds the minimum annual license fee, such excess constitutes the annual royalty fee. The minimum annual license fee for the term of the agreement is $175,000 in 1997 and $200,000 each consecutive year through 2003.

The Company is obligated to spend a minimum of $100,000 each year on advertising of LPGA - endorsed products under the terms of the agreement.

Competition

The golf club industry is highly competitive and is dominated principally by approximately 15 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway, Ping, Wilson, Spalding, MacGregor, Taylor Made, Cobra and Titlist possess greater financial and other resources than those of the Company. The Company primarily competes with these entities based upon the uniqueness of the Totally Matched concept, the exclusive LPGA endorsement of its women's clubs and the quality of its products and service. However, there is no assurance that the Company will be able to continue to successfully compete with such manufacturers in the future.

Golf clubs are also manufactured by lesser known, lower volume companies who assemble clubs from components manufactured by others. While these manufacturers of clubs are generally smaller than the Company, their products also compete with those manufactured by the Company.

Patents and Trademarks

The Company holds three United States patents. One encompasses the Totally Matched concept of weighting clubs, the second protects the concept of Posiflow weighting in iron heads and the third patent protects the internal triangular reinforcement cell for metal woods.

The Company has registered the following trademarks with the United States Patent and Trademark Office:

TOTALLY MATCHED/R/          SQUARE TWO/R/      ONYX/R/
PCX/R/                      MICRO-TORQUE/R/    S2/R/ (Stylized)
POSIFLOW/R/                 TMP/R/             LADY PETITE/R/
BASHIE/R/                   DYNA-BALANCE/R/    XGR/R/
ENGINEERED EXCELLENCE/R/    SSX/R/             SAND DEVIL/R/
ZCX/R/                      DISTANCE DEVIL/R/  TURF DEVIL/R/
TEE DEVIL/R/                RUFF DEVIL/R/      TRI-BAR/R/

During 1996, the Company continued to systematically register its principal trademarks in foreign countries with significant golf markets. The Company believes the systematic protection will enhance its ability to develop future worldwide brand recognition.

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead design, the Company believes that it is imperative to protect the Company's tradenames, trademarks and patentable inventions and designs.

Employees

As of December 31, 1996, the Company employed forty-one persons, including thirty-eight fulltime employees of which three were executive officers. Thirty-three of these were hourly employees and four were management and marketing personnel. Additional hourly employees are hired during peak production periods and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization. The Company believes that its present staff is adequate. However, if sales of the Company's clubs should increase, it is anticipated that additional production, clerical and management personnel may be necessary to meet product demand.

Special Note on Forward-Looking Statements

The business, financial condition and results of operations of the Company may be adversely affected by a number of factors. Certain statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks inherent in the development and introduction of new products; the Company's dependence on consumer tastes which fluctuate from time to time; seasonality and prevailing weather conditions as protracted periods of inclement weather could disrupt consumer demand for golf-related products; unanticipated shortages of components or delays in component delivery and the significant competition in the Company's line of business, as well as other risks and uncertainties.

Item 2.  Properties.
         ----------

  The Company currently leases its manufacturing, sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004. The Company exercised its option to renew its lease at such facility through December 31, 1997. The lease covers 20,612 square feet. The Company believes that this space is adequate for its current production levels. See Note 7, Leased Properties, of Notes to Financial Statements for additional information regarding this lease. The Company has the option to renew the lease for one additional year.

Item 3.  Legal Proceedings.
         -----------------

No material lawsuits or claims are presently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to shareholders for vote during the quarter ended December 31, 1996.

Executive Officers of the Company

See Part III, Item 10 of this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

The Common Stock of the Company is traded on NASDAQ under the trading symbol "GOLF." The following table sets forth the high and low bid price for the Common Stock as provided by NASDAQ for the periods indicated. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

        PERIODS:                        COMMON STOCK BID PRICES:
                                          High                    Low
                                          ----                    ---
        1995 1st Quarter                $ 2.00                  $ 1.88
        1995 2nd Quarter                $ 1.88                  $ 1.88
        1995 3rd Quarter                $ 2.50                  $ 1.88
        1995 4th Quarter                $ 1.88                  $   .81

        1996 1st Quarter                $1.56                   $  .96
        1996 2nd Quarter                $1.50                   $1.06
        1996 3rd Quarter                $1.75                   $  .94
        1996 4th Quarter                $1.25                   $  .81

On February 24, 1997, the number of holders of record of the Company's common stock was approximately 268. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6.  Selected Financial Data.
         -----------------------

                                       Year Ended December 31,
                                      ------------------------
                                 1996          1995          1994          1993           1992
Operating Results:

Net Sales                  $8,563,588    $7,243,207    $8,788,962    $8,947,430    $10,785,948
Net Income (Loss)             118,884       (80,468)      225,501      (378,969)       430,065
Net Income (Loss)
    per Share                    0.05         (0.04)         0.10         (0.17)          0.20
Weighted Average
Number of Shares
    Outstanding             2,208,311     2,205,647     2,194,009     2,186,084      2,297,048
Cash Dividend                       0             0             0             0              0
At Year End:
Working Capital             2,401,904     2,320,912     2,237,524     2,018,110      2,385,580
Total Assets                5,153,651     4,726,353     5,406,726     5,487,104      5,359,153
Total Liabilities           2,513,551     2,205,137     2,830,012     3,152,550      2,663,644
Long Term
    Obligations:              253,498       315,206       343,214       424,893        418,206
Shareholder's
    Equity                  2,640,100     2,521,216     2,576,714     2,334,554      2,695,509
Market Price of
    Common Stock
    High-Low                1.75-.081     2.50-.081     2.75-1.75     3.38-2.00      4.88-2.75

  1993 net income includes $423,129 for the cumulative effect of the adoption of
  SFAS No. 109   "Accounting for Income Taxes."

  1992 net income includes $112,452 for the extraordinary gain related to the tax benefit of the utilization of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
-------------

Results of Operations

Sales
-----

1996 Compared to 1995

For the year ended December 31, 1996, net sales were $8,563,588 versus $7,243,307 for the year ended December 31, 1995, an increase of $1,320,281. The increase in sales volume is primarily the result of the following: 1) more attractive price points of women's merchandise to retailers, 2) increased sales coverage via an increased outside sales force and, 3) a more cosmetically appealing women's product line. In 1996, sales of the women's line accounted for approximately 60% of total sales and sales of the men's line accounted for approximately 40%, in 1995, mens sales accounted for approximately 60% and the women's line accounted for approximately 40% of total sales. The change in product sales mix is attributable to those factors associated with the overall increase in sales volume.

1995 Compared to 1994

For the year ended December 31, 1995, net sales were $7,243,307 versus $8,788,962 for the year ended December 31, 1994, a decrease of $1,545,655. The decreased sales volume was primarily due to 1) the continued rapid growth of three of the Company's competitors: Cobra, Callaway and Taylor Made; 2) several key customers experiencing financial difficulty; and 3) price pressure from other companies.


Gross Profit
------------

1996 Compared to 1995

Gross profit on sales for the year ended December 31, 1996 was 32.2% versus 31.3% for the year ended December 31, 1995. The increase of approximately 1% is primarily the result of the lower material costs as well as increased sales volume and more attractive price points.

1995 Compared to 1994

Gross profit on sales for the year ended December 31, 1995 was 31.3% versus 33.1% for the year ended December 31, 1994. This 1.8% decrease was primarily the result of lower sales volume.

Selling Expenses
----------------

1996 Compared to 1995

Selling Expenses for the year ended December 31, 1996 were $1,251,688 versus $812,105 for the year ended December 31, 1995, an increase of $439,583. This increase was the result of increased costs associated with advertising as well as sales salaries and commisson expenses due to the higher sales volume.

1995 Compared to 1994

Selling Expenses decreased $20,410 to $812,105 for the year ended December 31, 1995 compared to selling expenses of $832,515 in 1994. Advertising and public relations expenses increased $106,405 from 1994 to 1995. The overall decrease was the result of tighter cost controls in other areas.


General Administrative
----------------------

1996 Compared to 1995

General and Administrative expenses decreased $200,509 to $1,115,631 for the year ended December 31, 1996 compared to $1,316,140 for the year ended December 31, 1995. This decrease was the result of reduced office salaries as well as a reduction in costs associated with rent for the Company's facility.

 1995 Compared to 1994

General and Administrative expenses decreased $331,669 to $1,316,140 for the year ended December 31, 1995 compared to $1,647,809 for the year ended December 31, 1994. This decrease was the result of lower legal costs, medical insurance costs and bad debt expense.


Interest
--------

1996 Compared to 1995

Interest expense decreased $18,120 to $232,832 for the year ended December 31, 1996 compared to $250,952 for the year ended December 31, 1995. The reduction is attributable to: 1) A reduction of approximately $7,000 of interest on the average outstanding loan balance due to lower interest rates, 2) a reduction of approximately $7,500 in interest to vendors and 3) a $3,600 reduction in interest expense associated with the non-compete agreement.

1995 Compared to 1994

Interest expense increased to $250,952 in 1995 from $220,850 in 1994. This increase was attributable to an increase in interest rates offset in part by a decrease in the average loan balance. During 1995, the Company's average loan balance was $1,659,656 as compared to $2,042,938 in 1994.

Income Taxes
------------

1996 Compared to 1995

The Company had a 1996 tax benefit of $6,217 compared to a benefit of $30,671 for the year 1995. The 1996 tax benefit is attributable to the Company's utilization of Net Operating Loss carryforwards.

1995 Compared to 1994

The Company had a 1995 tax benefit of $30,671 compared to a benefit of $16,360 for the year 1994. The benefit in 1995 was attributable to the Company's operating loss for the period.


Liquidity and Capital Resources

The Company's working capital increased $80,992 to $2,401,904 for the year ended December 31, 1996 as compared to $2,320,912 for the year ended December 31, 1995. This change was the result of an increase in current assets of $451,114 offset by an increase in current liabilities of $370,122. The increase in current assets is attributable to an increase of $340,049 in accounts receivable due to an overall increased sales volume as well as an increase in inventory of $177,955 due to increased purchasing in the 4th quarter of 1996 versus the same quarter of 1995. The increase in purchasing also resulted in an increase in current liabilities with the amount due on the credit facility increasing $327,225 from $1,445,021 for the year ended December 31, 1995 to $1,772,246 for the year ended December 31, 1996. The increased activity in inventory purchases was the result of the introduction of the 1997 product line in 1996 producing an increased demand for product in the first quarter of 1997 over the same quarter in 1996.

Cash used by operating activities in 1996 amounted to $168,961 as compared to cash provided by operations of $35,919 and $424,915 in 1995 and 1994,
respectively.   Cash used in operating activities resulted from higher inventory and accounts receivable levels due to increased demand for product in the first quarter of 1997 and overall increase in the sales volume in the fourth quarter 1996.

Credit Facility

In 1994, the Company obtained a credit line in the amount of $3,000,000 from Midlantic Bank N.A. (subsequently acquired by PNC Bank) under an agreement dated December 29, 1994. The Company's availability of funds from this credit line varies as it is based on current receivables and inventory both of which the Company has pledged as collateral against any outstanding loan balance and any standby letters of credit issued on behalf of the Company. In accordance with the agreement, the Company is charged interest on the outstanding loan balance at the rate of prime plus 2%.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 "Disclosure of Information About Capital Structure". This statement establishes standards for disclosing information about an entities capital structure. The Statement is effective for Financial Statements for periods ending after December 15, 1997.

Refer to the Index to Financial Statements and Financial Statement Schedule on page F-1, for the required information.

Item 9.  Change in and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Management

Directors and Executive Officers

The Company's current directors and executive officers are:

Name                        Age           Position with the Company
-------------------------------------------------------------------------

Robert L. Ross              52     Chairman of Board and Chief Executive
                                   Officer

Douglas A. Buffington       41     Director, President, Chief Financial Officer,
                                   Chief Operating Officer and Treasurer

Randy A. Hamill             41     Senior Vice President of Manufacturing
                                   and Resources and Assistant Secretary

Richard M. Maurer           48     Director and Secretary

Mary Ann Jorgenson          56     Director

Frederick B. Ziesenheim     70     Director

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

RICHARD M. MAURER has been a director of the Company since 1988. Effective in January 1996, Mr. Maurer became Secretary of the Company. He has been Co-Managing Partner of Wesmar Partners, the majority shareholder of the Company, since 1985. Prior to the formation of Wesmar Partners, Mr. Maurer was associated with The Hillman Company, a private investment firm, from 1978 to 1985. Mr. Maurer is a Certified Public Accountant and was associated with Price Waterhouse prior to joining The Hillman Company.

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

FREDERICK B. ZIESENHEIM has been a director of the Company since 1992. He has been with the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson, P.C. (formerly Webb, Burden, Ziesenheim & Webb, P.C.) since 1988 and is currently Vice President and a member of the management committee of such firm. Prior to combining his practice with that firm, he was President and a senior member of the law firm of Buell, Ziesenheim, Beck and Alstadt, P.C., with whom he had been associated since 1958.

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based solely on a review of copies of the forms furnished to the Company in 1996 and written representations from the Company's directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 1996 were complied with, except with respect to a former executive officer who failed to file his initial report upon becoming an executive officer of the Company, failed to file a report with repect to grants of stock options in 1996 and failed to timely file a Form 5 at year end. In addition, Frederick Ziesenheim and Mary Ann Jorgenson failed to timely file a report with respect to two automatic stock grants pursuant to the Company's Stock Plan for Independent Directors.

Item 11.  Executive Compensation.
          -----------------------

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company (i) for the year ended December 31, 1996, to or on behalf of Robert L. Ross, who became Chief Executive Officer of the Company in January 1996 and (ii) for the years ended December 31, 1996, 1995 and 1994 to or on behalf of Douglas A. Buffington who became President of the Company in December 1994. No executive officer of the Company other than Mr. Buffington earned in excess of $100,000 in 1996.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                      ---------
                                                                     Compensation
                                                                     ------------
                                   Annual Compensation                  Awards
                                   -------------------                  ------
----------------------------------------------------------------
Name and                                                Other        Securities
Principal                                               Annual       Underlying       All other
Position            Year    Salary      Bonus        Compensation     Options        Compensation
-------------------------------------------------------------------------------------------------
Robert L. Ross,
Chief
Executive
Officer             1996    $      0    $     0       $     0              0           $  0

Douglas A.          1996    $109,612    $10,000(4)    $17,813(1)         ---           $975(2)
Buffington,
President           1995    $ 89,885                  $16,878(1)      27,500           $975(2)

                    1994    $ 76,154    $10,000(3)    $15,961(1)         ---           $975(2)

(1) Represents an approximation of travel/commuting expenses reimbursed by the Company.
(2) The Company paid $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.
(3)  Bonus earned in 1994, paid in 1995.
(4)  Bonus earned in 1996, paid in 1997.

The following table sets forth certain information pertaining to stock options held by Douglas A. Buffington as of December 31, 1996, on which date the $2.00 exercise price per share for such options exceeded the $1.00 per share market value of the Common Stock.


                                     1996 FISCAL YEAR END OPTION HOLDINGS
                                     ------------------------------------
                                        Number of Securities Underlying
                                          Options at Fiscal Year-End
                                          --------------------------
  Name                                    Exercisable  Unexercisable
--------------------------------------------------------------------
 Robert L. Ross                                     -              -

 Douglas A. Buffington                         10,000         17,500

Directors Compensation
----------------------

The Company compensates its non-employee directors, by granting such persons shares of the Company's Common Stock having a value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person and effective in 1997, shares of common stock having a value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded. The shares are issued on the first business day following the meeting. Though not employees of the Company, Messrs. Maurer and Ross do not participate in this plan. The Company has entered into a consulting agreement with MR & Associates, an affiliate of Messrs. Maurer and Ross. See Item 13, Certain Relationships and Related Transactions.

Employment Agreements
---------------------

In January 1995, the Company entered into an employment agreement with Douglas
A. Buffington with a term ending December 31, 1997. Mr. Buffington's annual salary under the agreement was $110,000 and $90,000 for the years ended December 31, 1996 and 1995, respectively. The agreement also entitles Mr. Buffington to receive from the Company health and disability benefits, reimbursement of certain expenses and a $750,000 life insurance policy with Mr. Buffington's spouse as beneficiary. If the agreement is terminated, the agreement provides that Mr. Buffington is only entitled to receive the unpaid balance of his salary prorated and accrued to the date of termination.

Under the employment agreement, Mr. Buffington was granted an option to acquire 27,500 shares of the Company's Common Stock at $2.00 per share, which exercise price is equal to the average of the NASDAQ bid and asked closing price per share on the date of the grant. The option was exercisable immediately with respect to 5,000 shares, became exercisable with repect to 5,000 shares on January 1, 1996 and 7,500 shares on January 1, 1997 and providing Mr. Buffington remains employed by the Company, 10,000 shares will become exercisable on December 31, 1997. Upon the occurrence of a change in control of the Company, the option will vest with respect to all 27,500 shares. The exercise price per share with respect to shares which were previously unvested (the "Accelerated Exercise Price") would be either (i) one cent or (ii) the lowest exercise price greater than one cent per share which would not cause the value to Mr. Buffington of shares acquired upon exercise to be considered to be an "excess parachute payment" under section 280G of the Internal Revenue Code of 1986, as amended. The exercise price for previously vested shares would be the lower of
(a) the Accelerated Exercise Price or (b) $2.00.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 25, 1997 by (i) each person who beneficially owned five percent or more of the outstanding Common Stock (ii) each director, (iii) Robert L. Ross and Douglas A. Buffington and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                       Amount
                                       Beneficially     Percent
Name                                   Owned (1)        of Class (1)
--------------------------------------------------------------------
 L. R. Jeffrey (2)                       260,121          11.1
 50 Gloucester Road
 Summit, NJ 07901

 Richard M. Maurer (3)                 1,401,096          63.3
 Three Gateway Center
 Pittsburgh, PA 15222

 Robert L. Ross (4)                    1,401,096          63.3
 Three Gateway Center
 Pittsburgh, PA 15222

 Mary Ann Jorgenson                        9,278          *
 4900 Society Center
 127 Public Square
 Cleveland, OH 44114-1304

 Fredierick B. Ziesenheim                  9,761          *
 700 Koppers Building
 436 7th Avenue
 Pittsburgh, PA 15219-1818

 Douglas A. Buffington                    33,500          *
 18 Gloria Lane
 Fairfield, NJ 07004

 Wesmar Partners (5)                   1,399,096          63.4
 Three Gateway Center
 Pittsburgh, PA 15222

All directors and executive
officers as a group (6) (7 persons)    1,561,152          66.7

---------------
*Less than one percent

(1) The numbers shown include shares covered by options that are currently exercisable or exercisable within 60 days of December 31, 1996. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Douglas A. Buffington - 33,500, and all directors and executive officers as a group - 127,767.

(2) Does not include 2,823 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 2,000 shares which are held directly by two trusts of which Mr. Maurer is co-trustee and with respect to which he shares voting and investment power, and 1,399,096 shares owned directly by Wesmar Partners with respect to which he shares voting and investment power. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

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

(6) Does not include shares owned by various members of a certain officer's family with respect to which shares such officer disclaims any beneficial ownership. Includes 1,399,096 shares owned directly by Wesmar Partners. See notes 3, 4 and 5 above.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Transactions with Management and Others

In January 1995, the Company entered into a consulting agreement with George H. Nichols, a director of the Company until October 1995, under which Mr. Nichols agreed to provide consulting services to the Company in connection with sales, marketing and development of the Company's products. This agreement was terminated in October 1995. During 1995, Mr. Nichols received reimbursement for certain expenses and $54,000 in consulting fees at the rate of $6,000 per month from January through September. Under the agreement, Mr. Nichols was granted an option to acquire 37,500 shares of the Company's Common Stock at $1.875 per share, which exercise price was equal to the price per share paid for NASDAQ's last Common Stock sale transaction on the date of the grant. Such option is currently exercisable in full.

Pursuant to a consulting agreement with the Company, MR & Associates provides the Company with business counseling for $5,000 per month. The agreement, which had been extended, expired on December 31, 1996. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of approximately 63% of the outstanding Common Stock. In 1995, the Company paid MR & Associates $70,000 of which $20,000 was due under the agreement with respect to 1994. At December 31, 1995, $10,000 was due to MR & Associates. In 1996, the Company paid MR & Associates $15,000 of which $10,000 was due under the agreement with repect to 1995 and $5,000 which represented one months' payment under this agreement for 1996, with the remaining $55,000 waived by MR & Associates.

The Company paid Wesmar Partners $19,075 in 1995 for property, liability and worker's compensation insurance coverage provided by Wesmar Partners to the Company through Liberty Mutual Insurance Company. In 1996, the Company received $10,198 from Wesmar Partners representing a retro-adjustment for the 94-95 policy year. Wesmar Partners beneficially owns approximately 63% of the outstanding Common Stock. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing partner of Wesmar Partners.

During the fiscal years ended December 31, 1996 and 1995, the Company retained the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson, P.C. of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and member of the Management Committee of such firm, to represent the Company on various intellectual property matters.

During 1994, the Company finalized a proposal that resulted in the formation of Squaretwo Golf New Zealand, Ltd ("New Zealand"). The Company contributed inventory for a 34% ownership of Squaretwo Golf New Zealand, Ltd. Squaretwo Golf New Zealand, Ltd. was to supply S2 Golf products to the New Zealand and Australian markets. In November 1996, the Company received their original investment back from New Zealand thereby dissolving the relationship with New Zealand. The dissolution resulted in a loss of investment of approximately $1,000 which is included in other income and expense.

On May 3, 1991, L. R. Jeffrey resigned as an officer and director of the Company. In connection with such resignation, the Company and Mr. Jeffrey entered into a Separation Agreement (the " Separation Agreement"). Mr. Jeffrey agreed that for a period of five years that began on July 1, 1992, he would not engage in the United States in any activity similar to the Company's business of designing, manufacturing, marketing and selling golf clubs and equipment. In return for the covenant not to compete, the Company is obligated to pay Mr. Jeffrey or his estate $6,000 per month for a period of ten years that began on April 1, 1992. In each of 1996 and 1995, the Company paid Mr. Jeffrey $72,000 under this agreement. In connection with the Separation Agreement, the Company granted Mr. Jeffrey a stock option for 250,000 shares of the Company's Common Stock at a purchase price of $4.48 per share, which was the average of the closing bid and ask prices of the common stock on the trading date immediately preceding the effective date of the grant. Subject to certain limitations, the option was exercisable immediately and will remain exercisable by Mr. Jeffrey, or upon his death, by his legal representative or beneficiary, until April 16, 2006. If and to the extent that any amount is realized in excess of the exercise price upon the sale of any Common Stock obtained upon exercise of all or any part of the option, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a) (1) The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule on Page F-1 is filed as part of this report.

    (2) The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule on Page F-1 are filed as part of this report.

    (3) The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b) No current reports on Form 8-K were filed for the fourth quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           S2 GOLF INC.

Dated:   3/21/97                        By: /s/ Douglas A. Buffington
      --------------                       --------------------------
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

        Signature                          Title                                Date
        ---------                          -----                                ----
/s/ Douglas A. Buffington        Director, President, Chief                    3/21/97
---------------------------      Financial Officer, Chief             ---------------------------
  Douglas A. Buffington          Operating Officer and Treasurer


/s/ Robert L. Ross               Chairman of the Board                         3/21/97
---------------------------      and Chief Executive Officer          ---------------------------
  Robert L. Ross

/s/ Richard M. Maurer            Director and Secretary                        3/21/97
---------------------------                                           ---------------------------
  Richard M. Maurer
                                                                               3/21/97
---------------------------      Director                             ---------------------------
  Mary Ann Jorgenson
                                                                               3/21/97
---------------------------      Director                             ---------------------------
  Frederick B. Ziesenheim

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        Financial Statements                                            Page

        Independent Auditors' Report                                    F-2

        Balance Sheets - As of December 31, 1996
        and 1995                                                        F-3

        Statements of Operations - For the Years
        Ended December 31, 1996, 1995 and 1994                          F-4

        Statements of Cash Flows - For the Years Ended
        December 31, 1996, 1995 and 1994                                F-5

        Statements of Changes in Shareholders' Equity - For the
        Years Ended December 31, 1996, 1995 and 1994                    F-6

        Notes to Financial Statements                                   F-7

        Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts
        and Reserves                                                    F-20

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Deloitte &
 Touche LLP
-----------          -----------------------------------------------------------
          [LOGO]     Two Hilton Court                  Telephone: (201) 683-7000
                     P.O. Box 319                      Facsimile: (201) 683-7459
                     Parsippany, New Jersey 07054-0319


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of S2 Golf Inc.:

We have audited the accompanying balance sheets of S2 Golf Inc. as of December 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of S2 Golf Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

March 21, 1997

---------------
Deloitte Touche
Tohmatsu
International
---------------

                                 S2 GOLF INC.

                                 BALANCE SHEETS
                                 AS OF DECEMBER 31,

ASSETS                                                       1996             1995
                                                          -----------     -----------
Current Assets

Cash                                                        $166,592         $18,995
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of $250,131 in 1996
  and $284,375 in 1995                                     2,429,680       2,089,631
Inventory (Note 2)                                         1,873,201       1,695,246
Prepaid Expenses                                              42,353         139,968
Prepaid Income Taxes                                               0          10,000
Deferred Income Taxes (Note 6)                               150,131         257,003
                                                          -----------     -----------
        Total Current Assets                               4,661,957       4,210,843


Plant and Equipment - Net (Note 3)                           112,660         148,365
Non-Current Deferred Income Taxes (Note 6)                   187,758          54,079
Investment - Squaretwo Golf New Zealand, Ltd. (Note 12)            0          11,129
Other Assets - Net (Note 4)                                  191,276         301,937
                                                          -----------     -----------

       Total Assets                                       $5,153,651      $4,726,353
                                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings (Note 5)                            $1,772,246      $1,445,021
Accounts Payable                                             230,090         172,233
Accrued Expenses                                             195,301         217,107
Other Current Liabilities                                     62,416          55,570
                                                          -----------     -----------
       Total Current Liabilities                           2,260,053       1,889,931

Non-Current Liabilities                                      253,498         315,206
                                                          -----------     -----------

       Total Liabilities                                   2,513,551       2,205,137

Commitments and Contingencies (Note 8)

Shareholders' Equity (Note 11)                                                 -

Common Stock, $.01 Par; 12,000,000
Authorized Shares: 2,208,311 Issued and
Outstanding at December 31, 1996
and 1995
                                                              22,083          22,083
Additional Paid in Capital                                 4,025,475       4,025,475
Accumulated Deficit                                       (1,407,458)     (1,526,342)
                                                          -----------     -----------

       Total Shareholders' Equity                          2,640,100       2,521,216
                                                          -----------     -----------

       Total Liabilities and Shareholders' Equity         $5,153,651      $4,726,353
                                                          ===========     ===========

                       See notes to financial statements

                                 S2 GOLF INC.

                                 STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                           1996          1995          1994
                                                        -----------   -----------   -----------
Net Sales                                               $8,563,588    $7,243,307    $8,788,962
Cost of Goods Sold                                       5,805,895     4,979,651     5,879,244
                                                        -----------   -----------   -----------
Gross Profit                                             2,757,693     2,263,656     2,909,718
                                                        -----------   -----------   -----------

Operating Expenses:
  Selling                                                1,251,688       812,105       832,515
  General & Administrative                               1,115,631     1,316,140     1,647,809
                                                        -----------   -----------   -----------
Total Operating Expenses                                 2,367,319     2,128,245     2,480,324
                                                        -----------   -----------   -----------
Operating Income                                           390,374       135,411       429,394
                                                        -----------   -----------   -----------

Other Income (Expense)
  Interest Expense                                        (232,832)     (250,952)     (220,850)
  Other Income (Expense)                                   (44,875)        4,402         3,597
                                                        -----------   -----------   -----------
Other - Net                                               (277,707)     (246,550)     (217,253)
                                                        -----------   -----------   -----------

Income (Loss) Before Income Taxes                          112,667      (111,139)      212,141

(Benefit ) for Income Taxes (Note 6)                        (6,217)      (30,671)      (16,360)
                                                        -----------   -----------   -----------

Net Income (Loss)                                         $118,884      ($80,468)     $228,501
                                                        ===========   ===========   ===========

Earnings (Loss) Per Common Share                             $0.05        ($0.04)        $0.10
                                                        ===========   ===========   ===========

Weighted Average Number of Shares Outstanding            2,208,311     2,205,647     2,194,009

                       See notes to financial statements

                                 S2 GOLF INC.
                                 STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                   1996          1995          1994
                                                                   ----          ----          ----
OPERATING ACTIVITIES
--------------------
  Net Income (Loss)                                              $118,884      ($80,468)     $228,501
  Adjustments to Reconcile Net Income to Net Cash (used)
     Provided By Operating Activities:
     Depreciation and Amortization                                159,075       175,994       169,590
     Loss on Retirement of Equipment                                -             -             3,775
     Deferred Income Taxes                                        (26,807)         (675)       86,546
     Issuance of Stock for Compensation                             -            24,970        13,659
Cash Flow Provided (Used) by Operating Activities as a              -             -             -
  Result of Changes in:
     Accounts Receivable                                         (340,049)     (248,017)      250,720
     Inventory                                                   (177,955)      706,369      (153,204)
     Prepaid Expenses                                              97,615       (94,803)      (21,549)
     Prepaid Income Taxes                                          10,000       (10,000)       36,140
     Other Assets                                                   9,086        11,964       (53,748)
     Accounts Payable and Accrued Expenses                         36,051      (319,236)      (78,490)
     Other Current Liabilities                                     21,135       (99,586)       22,069
     Income Taxes Payable                                           -            (2,585)        2,585
     Other - Net                                                  (75,996)      (28,008)      (81,679)
                                                               -----------   -----------   -----------

NET CASH (USED) PROVIDED BY OPERATIONS                           (168,961)       35,919       424,915
                                                               -----------   -----------   -----------

INVESTING ACTIVITIES
--------------------
  Purchase of Equipment                                           (21,795)      (83,247)      (89,718)
  Investment in Squaretwo Golf New Zealand, Ltd.                   11,129           (29)      (11,100)
                                                               -----------   -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                             (10,666)      (83,276)     (100,818)

FINANCING ACTIVITIES
  Proceeds from Line of Credit                                  8,206,401     7,096,764     5,314,988
  Payments on Line of Credit                                   (7,879,177)   (7,272,224)   (5,502,011)
                                                               -----------   -----------   -----------

NET CASH (USED IN)  PROVIDED BY  FINANCING ACTIVITIES             327,224      (175,460)     (187,023)
                                                               -----------   -----------   -----------

INCREASE (DECREASE) IN CASH                                       147,597      (222,817)      137,074

CASH - BEGINNING OF PERIOD                                         18,995       241,812       104,738
                                                               -----------   -----------   -----------

CASH - END OF PERIOD                                             $166,592       $18,995      $241,812
                                                               ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

Information Cash Paid During the Year For:
     Interest                                                    $219,728      $235,921      $222,880
     Income Taxes (Net of Refunds)                                 39,039        20,000      (141,630)

                       See notes to financial statements

                                 S2 GOLF INC.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                            TOTAL
                                COMMON STOCK         CAPITAL IN       TREASURY STOCK                        SHARE-
                             -----------------       EXCESS OF       -----------------     ACCUMULATED     HOLDERS'
                             SHARES     AMOUNT       PAR VALUE       SHARES     AMOUNT       DEFICIT        EQUITY
                             ------     ------       ----------      ------     ------     -----------     --------
Balance - Dec. 31, 1993     2,189,937    $21,899     $3,987,030           0          0     ($1,674,375)  $2,334,554

Issuance of Common Stock        5,800         58         13,602           -          -             -         13,660
Net Income - 1994                 -          -               (1)          -          0         228,501      228,500
                            ------------------------------------     ------------------    ------------  -----------
Balance - Dec.31, 1994      2,195,737     21,957      4,000,631           0                 (1,445,874)   2,576,714

Issuance of Common Stock       12,574        126         24,844           -          -             -         24,970
Net Income - 1995                 -          -              -             -          -         (80,468)     (80,468)
                            ------------------------------------     ------------------    ------------  -----------
Balance - Dec.31, 1995      2,208,311     22,083      4,025,475           0          0      (1,526,342)   2,521,216

Net Income-1996                   -          -              -             -          -         118,884      118,884
                            ------------------------------------     ------------------    ------------  -----------
Balance-Dec.31, 1996        2,208,311    $22,083     $4,025,475                            ($1,407,458)  $2,640,100
                            ====================================     ==================    ============  ===========

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

Concentration of Credit Risk

The Company sells to customers primarily throughout the United States, with a small amount sold to customers overseas. The Company does not require collateral on its trade receivables and while it believes its trade receivables, net of allowance for doubtful accounts, will be collected, the Company anticipates that in the event of default it would follow normal collection procedures. Overall, the Company's credit risk related to its trade receivables is limited due to the broad range of products and the large number of customers in differing geographic areas.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair value of short-term borrowings approximates its carrying value due to their variable interest rate features which reprice quarterly.

Inventory

Inventory is valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

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

Other Assets

Other assets principally include patents, trademarks and a covenant not to compete with a former officer of the Company. The patents and trademarks are amortized on the straight-line method over 15 years. The covenant not to compete is being amortized over a five-year period on a straight-line method which began on July 1, 1992. Management periodically evaluates the recoverability of intangible assets based upon current and anticipated net income and undiscounted future cash flows.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform to classifications used in 1996.

2.  Inventory
    ---------

Inventory consists of the following components at December 31:

                                              1996           1995
                                              ----           ----
        Finished Goods                    $  828,060      $  831,649
        Work in Process                       25,000          25,000
        Raw Materials                      1,020,141         838,597
                                          ----------      ----------
                                          $1,873,201      $1,695,246
                                          ==========      ==========

At December 31, 1996 and 1995, inventory has been pledged as collateral for the Company's line of credit as discussed in Note 5.

3.  Plant and Equipment
    -------------------

Plant and equipment at December 31, were as follows:

                                             1996           1995
                                             ----           ----
        Machinery and Equipment            $628,586       $606,791
        Furniture and Fixtures               54,485         54,485
        Leasehold Improvements               43,554         43,554
                                           --------       --------
         Total                              726,625        704,830
      Less:   Accumulated Depreciation
              and amortization              613,965        556,465
                                           --------       --------
                                           $112,660       $148,365
                                           ========       ========

Depreciation for the years ended 1996, 1995 and 1994 was $57,500, $74,549 and $68,758, respectively.

4.  Other Assets
    ------------

Other Assets consists of the following at December 31, 1996, and 1995.

                                           1996            1995
                                           ----            ----
        Covenant not to Compete          $436,277        $436,277
        Patents and Trademarks            217,725         212,629
        Security Deposits                  19,500          20,350
        Deferred Loan Charges                   0          13,332
                                         --------        --------
          Total                           673,502         682,588
        Less:  Accumulated
         Amortization                     482,226         380,651
                                         --------        --------
                                         $191,276        $301,937
                                         ========        ========

Amortization expense for the years ended 1996, 1995 and 1994 was $101,575, $101,446 and $100,832, respectively.

5.  Short Term Borrowings
    ---------------------

The Company has a revolving line of credit with PNC Bank with a maximum credit limit of $3,000,000 subject to a borrowing base of 70% of eligible accounts receivable and depending on the time of year, 40% to 50% of qualified inventory. The line will expire December 31, 1997. The line of credit is collateralized by substantially all of the Company's assets and carries an interest rate of prime plus 2%. The interest rate at December 31, 1996 was 8%. At December 31, 1996 and 1995, the Company had approximately $357,637 and $61,937 of availability under this facility, respectively.

The Company may issue letters of credit through PNC Bank for up to $1,750,000 against the line of credit. At December 31, 1996 and 1995, the total amount outstanding of letters of credit were $127,323 and $3,517, respectively.

These facilities contain certain affirmative and negative covenants which, among other items, require the maintenance of certain financial amounts and ratios including tangible net worth and working capital. Any event of default under the facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants at December 31, 1996.

6.  Income Taxes
    ------------

The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                      1996           1995            1994
                                      ----           ----            ----
Current
  Federal                          $       0      $(21,826)       $  31,100
  State                               20,590       ( 7,637)          39,086
                                   ----------     ---------        ---------
                                      20,590       (29,464)          70,186
Deferred
  Federal                            (20,765)      ( 1,648)         (67,550)
  State                               (6,042)          447          (18,996)
                                   ----------     ---------        ---------
                                     (26,807)      ( 1,207)         (86,546)
Total Provision (Benefit) for
  Income Taxes                     $(  6,217)     $(30,671)        $(16,360)
                                   ==========     =========        =========

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

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rate to income is as follows:

                                              1996         1995           1994
                                              ----         ----           ----
Federal Tax (Benefit) at Statutory Rate     $38,307      ($37,787)    $   72,128

Increase (Decrease) in Taxes
Resulting From:
  Valuation Allowance                       (62,967)                    (109,919)
  Travel and Entertainment                    3,981        (2,129)         2,996
  State Tax, Net of Federal Tax Benefit       7,611         5,755         13,451
  Other                                       6,851         3,490          4,984
                                           ---------   -----------      ---------
Total Income Tax Provision (Benefit)       $( 6,217)   $  (30,671)      $(16,360)
                                           =========   ===========      =========

At December 31, 1996, the Company had a Federal tax operating loss carryforward of approximately $791,741 for tax purposes, of which $232,500 will expire in each of the years 1999 through 2002.

The tax effects of temporary differences and carryforward items that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 1996 and December 31, 1995 are as follows:

                                               December        December
                                               31, 1996        31, 1995
                                               --------        --------
        Allowance for Doubtful Accounts        $115,981        $129,671
        Legal Settlement                            191             191
        Accrued Expenses                         90,274          80,193
        Other                                    60,457          46,948
        Valuation Allowance                    (116,772)              0
                                               ---------       --------
        Current Deferred Income Tax             150,131         257,003
                                               =========       ========

        Net Operating Loss                      233,544         296,511
        Non-Compete Agreement                   (17,829)       (    720)
        Valuation Allowance                    (116,772)      ( 296,511)
        Other                                    88,815          54,799
                                               ---------       --------
        Non Current Deferred Income Tax        $187,758         $54,079
                                               =========       ========

7.  Leased Properties
    -----------------

Operating Lease

The Company leases factory and office space at 18 Gloria Lane, Fairfield, New Jersey. On June 30, 1996, the Company and the lessor amended the lease to extend its term to December 31, 1997. The Company has an option to renew upon expiration. The annual base rent for 1997 will be $118,519. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 1996, 1995 and 1994 were $118,514, $183,689 and $183,682 respectively.

Capital Lease

In 1995, the Company acquired a new show booth under a capital lease agreement. At December 31, 1996 and 1995, the total asset value of $40,102 and $38,160 less accumulated amortization of $26,411 and $12,720, respectively was included in net property and equipment.

Year ending December 31:                                          1996
                                                                  ----
1997                                                            $17,227
1998                                                              2,871
                                                                  -----
Total minimum lease payments                                     20,098
Less: Amount representing interest                                5,258
                                                                  -----
Present value of net minimum lease payments                     $14,840
-------------------------------------------                     =======

8.  Commitments and Contingencies
    -----------------------------

Royalties Payable

Under the terms of an agreement with the LPGA Tournament Players Corporation, the Company is obligated to pay a royalty fee to the LPGA based on sales volume. The minimum annual royalty is $175,000 in 1997 and $200,000 through 2003, paid quarterly in January, April, October and upon year end closing results. Payments of $175,000, $150,000, and $150,000 were included in selling expense for the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, the Company is obligated to spend a minimum of $100,000 each year on advertising of LPGA endorsed products under the terms of the agreement.

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

In connection with the Separation Agreement, the Company granted its former President stock options for 250,000 shares of the Company's common stock at a purchase price of $4.48, which was the average of the closing bid and asked prices of the Company's common stock on the last trading date immediately preceding the effective date of the grant. Subject to certain limitations, the options were exercisable immediately and will remain exercisable until April 16, 2006. If, and to the extent that, any amount is realized in excess of the exercise price upon the sale of any common stock obtained upon exercise of all or any part of the options, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

9.  Stock Options
    -------------

Stock Incentive Plans

Under the terms of the Company's 1984 Incentive Stock Option Plan ("The 84 Plan") options to acquire an aggregate of 75,000 shares of the Company's common stock could have been granted through 1994 to officers and certain employees of the Company. The table below summarizes stock option activity over the past three years under current and prior plans:

                                        Number            Option price
                                        of shares         (range per share)
                                        ---------         -----------------
Outstanding at January 1, 1994          346,670           4.375-5.00
        Cancelled or expired             68,750           4.375-5.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1994        277,920           4.375-5.00
        Granted                         ----------        ----------
        Exercised                       ----------        ----------
        Canceled or expired             ----------        ----------
--------------------------------------------------------------------------------
Outstanding at December 31, 1995        277,920           4.375-5.00
        Granted                         ----------        ----------
        Exercised                       ----------        ----------
        Canceled or expired             106,250           5.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1996        171,670           4.375-5.00
Exercisable December 31, 1996           171,670           4.375-5.00

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in October 1995. Under SFAS No. 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model such as Black-Scholes. The Company will continue to apply existing accounting standards. SFAS No. 123 requires disclosure of proforma net income and earining per share as if the Company had adopted the expensing provisions of SFAS No. 123.

Based on Black-Scholes values, pro forma net income (loss) for 1996 and 1995 would be $109,706 and ($157,160), respectively; pro forma earnings (loss) per common share for 1996 and 1995 would be $.04 and ($.08), respectively.

The weighted-average Black-Scholes values per option granted in 1996 and 1995, was $.88 and $.73, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for options granted in 1996 and 1995.

                                                1996            1995
                                                ----            ----
Annualized Volatility                           74%             63%
Risk-free interest rate                           5%              5%
Expected term of option (in years)              3.5             3.5

Other Options

In September 1991, the Company entered into five agreements with members of the LPGA Teaching Division to provide consulting in the areas of sales, marketing and product development of women's golf products. In exchange for these services each consultant was granted the option to acquire 1,200 shares of common stock each year on the anniversary date of the agreement provided the agreement was not terminated. These agreements had a three year term. All of the above options have an exercise price of $5.625. In September of 1992, the Company entered into a sixth agreement, with the same terms as the original five except that the options thereunder have an exercise price of $4.25.

In May 1991, the Company entered into an agreement with its advertising agency for advertising and public relations services through December 31, 1994. In exchange for services rendered by the advertising agency, the Company issued to the advertising agency an option to acquire 6,250 shares of common stock per annum. As additional incentive, the Company agreed to award additional stock options for 18,750 total shares of common stock upon the Company achieving certain annual financial results for 1992, 1993 and 1994. All of the above options have an exercise price of $4.625 and expire in years ending December 31, 1997 through December 31, 1999. Since the 1992, 1993 and 1994 performance criteria were not achieved, the 18,750 options were not granted.

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

In January 1995, the Company entered into a consulting agreement with George H. Nichols, a director of the Company until October 1995, under which Mr. Nichols agreed to provide consulting services to the Company in connection with sales, marketing and development of the Company's products. This agreement was terminated in October 1995.

During 1995, Mr. Nichols received reimbursement for certain expenses and $54,000 in consulting fees at the rate of $6,000 per month from January through September. Under the agreement, Mr. Nichols was granted an option to acquire 37,500 shares of the Company's Common Stock at $1.875 per share, which exercise price was equal to the price per share paid for NASDAQ's last Common Stock sale transaction on the date of the grant. Such option is currently exercisable in full.

On November 1, 1995, the Company amended an employment agreement dated July 1, 1991 with the former Senior Vice President of Product Development in regards to stock options granted. The amendment effectively canceled and forever terminated stock options for 106,250 shares at an exercise price of $5.00 per share which were granted under the 1984 stock incentive plan. At that time, the Company granted, to become effective May 6, 1996, 40,000 shares of "new options" at an exercise price of $1.6875 which represented the average of the Company's NASDAQ bid and ask closing price on the grant date.

All of the above amounts have been adjusted to reflect the one for four reverse stock split which occurred in July 1991.

10. Legal Matters
    -------------

The company was a defendant in a patent infringement suit which was filed in the United States District Court for the Northern District of Illinois in August of 1991 based on the Company's production and sale of metal wood golf clubs. In October 1993, the Company and Vardon Golf Company, Inc., the plaintiff in such action, entered into an agreement (the "Agreement") to settle the litigation. Under the terms of the Agreement, the Company was required to make payments to the plaintiff in the aggregate amount of $171,922 payable in equal monthly installments, without interest, over a period of 20 consecutive months. An order dismissing the action against the Company was entered on November 16, 1993. This expense was recorded in the General and Administrative expense for year ended December 31, 1993. At December 31, 1994, the present value of this liability was recorded in Other Current Liabilities. Payments for 1994 amounted to $103,153. During 1995, the Company made the final payment to Vardon Golf Company in settlement in the amount of $42,502.

11. Shareholders' Equity
    --------------------

Wesmar Anti-Dilutive Agreement

The Company issued two Common Stock Purchase Warrants and entered into a Stock Option Agreement granting options to purchase common stock to Wesmar Partners Limited Partnership in consideration for entering into a one year loan agreement in 1988. All of the warrants and options were exercised as of December 31, 1988.

The Warrant Agreement entitled Wesmar Partners to purchase up to that number of shares of common stock which, when acquired, would result in Wesmar Partners owning not less than 65% of the outstanding common stock. If, subsequent to exercise of the Wesmar Partners options and warrants, shares of common stock are issued to individuals other than Wesmar Partners under warrants, rights or options which were in existence at the date of Wesmar Partners exercise, Wesmar Partners would be entitled to receive additional shares for no consideration which would increase Wesmar Partners, common stock ownership to 65%. In addition, as a part of the Stock Option Agreement, the Company has entered into a negative covenant that it will not issue any shares of common stock, rights, warrants or options which would result in the number of shares issued pursuant to the Wesmar Partners Warrants and Option Agreements representing less than 60% of the common stock on a fully diluted basis. During 1991 and 1990, Wesmar Partners received Common Stock totaling 83,572 and 26,685 shares respectively, under this antidilutive provision.

12. Related Party Transactions
    --------------------------

In 1994 and January through May 1995, Wesmar Partners provided the Company with insurance coverage through the Liberty Mutual Insurance Company for property, liability and workers compensation insurance. During 1995, the Company paid Wesmar Partners $19,075 for such insurance coverage. In 1996, the Company received $10,198 from Wesmar Partners representing a retrospective adjustment for the policy year 94-95.

Pursuant to a consulting agreement, with the Company, MR & Associates provides the Company with business counseling for $5,000 per month. The agreement, which has been extended periodically, expired on December 31, 1996. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co. , Incorporated, the general partner of MR & Associates. In 1995 the Company paid MR & Associates $70,000 in connection with such consulting agreement, of which $20,000 was due under the agreement in respect to 1994, and $10,000 was due to MR & Associates at December 31, 1995. In 1996, the Company paid MR & Associates $15,000 of which $10,000 was expensed under the agreement with respect to 1995 and $5,000 which represented one months payment under this agreement for 1996 with the remaining $55,000 (11 months) waived by MR & Associates.

During the fiscal years ended December 31, 1996 and 1995, the Company retained the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson PC of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and Senior Member, to represent the Company on various intellectual property matters. The Company had paid Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson P.C. $25,608 and $33,860 in 1996 and 1995 respectively, and was indebted in the amount of $280 and $4,209 at December 31, 1996 and 1995, respectively.

During 1994, the Company finalized a proposal that resulted in the formation of Squaretwo Golf New Zealand, Ltd. ("New Zealand"). The proposal provided that New Zealand would supply S2 Golf products to the New Zealand and Australian markets. The Company's balance sheet reflects ownership of approximately 34% of Squaretwo Golf New Zealand, Ltd at December 31, 1995. In November 1996, the Company received their original investment back from New Zealand thereby dissolving the relationship with New Zealand. The dissolution of the investment resulted in a loss of investment of approximately $1,000 which is included in other income and expense.

In 1992, the Company adopted the 1992 stock plan for independent directors of S2 Golf Inc. The plan compensated certain non-employee directors, by granting such persons shares of the Company's common stock equal to $1,500 for every meeting attended. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or preceding date on which such shares were traded. At the 1993 Annual Shareholders Meeting, the shareholders approved this plan. In 1995, the Company amended the 1992 stock plan for independent directors of S2 Golf Inc. The amendment provides for the compensation of its non-employee Chairman of the Board and directors by granting such persons shares of the Company's common stock equal to $2,000 and $1,000, respectively, for every meeting attended. Mssrs. Robert Ross and Richard Maurer represent a non-employee Chairman and Director, respectively, but are not entitled to these grants.

13. Supplemental Disclosures of Non-cash Transactions
    -------------------------------------------------

During 1996 and 1995, the Company recorded certain non-cash charges of $29,150 and $32,825, respectively, representing accrued interest for a liability to its former president in connection with his Separation Agreement (see Note 8). Additionally, during 1996, 1995 and 1994, the Company recorded $0, $478 and $5,882, respectively, representing accrued interest for the Vardon Suit (see
Note 10).

During 1995, the Company issued common stock in the amount of $11,015 for services rendered in 1995. Also, during 1995, the Company issued stock in the amount of $13,955 for services rendered in 1994. No stock was issued in 1996.

S2 GOLF, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                             Balance at   Charged to   Charged                  Balance
                             Beginning    Cost and     to Other                 at End
                             of Period    Expenses     Accounts  Deductions     of Period
                             ---------    --------     --------  ----------     ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

YEAR ENDED:

December 31, 1994            262,960      117,128      ---        18,308 (1)    361,780

December 31,1995             361,780      ---          ---        77,405 (1)    284,375

December 31, 1996            284,375       75,000      ---       109,244 (1)    250,131

ALLOWANCE FOR RETURNS

December 31, 1994             45,700      403,541      ---       394,241         55,000

December 31,1995              55,000      222,659      ---       225,052         52,607

December 31, 1996             52,607      212,797      ---       203,404         62,000

ALLOWANCE FOR DISCOUNTS

December 31, 1994             57,323      136,284      ---       153,607         40,000

December 31,1995              40,000      192,798      ---       161,473         71,325

December 31, 1996             71,325      228,117      ---       208,565         90,877

INVENTORY OBSOLESCENCE RESERVE

December 31, 1994             52,880       54,529      ---       ---            107,409

December 31,1995             107,409       54,089      ---       ---            161,498

December 31, 1996            161,498       38,876      ---       ---            200,374

(1) Uncollectible Accounts Written Off, Net of Recoveries

                                 Exhibit Index
                                 -------------
Exhibit
Number                             Description of Exhibit*
-------                            -----------------------

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

10.0 Agreement between the LPGA Tournament Players Corporation and the Registrant dated July 31, 1991 (incorporated by reference to exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,1991).

10.1 Lease Agreement between the registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to exhibit 10.6 of the Registrant's Registration Statement No. 33-37371 on Form S-3).

10.2 Modification of Lease Agreement between the Registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995 (incorporated by reference to Exhibit 10.2 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1995).

10.3 1984 Incentive Stock Option Plan of the Registrant dated February 10, 1984 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 33-16931 on Form S-1).

10.4** Employment Agreement between the Registrant and Randy A. Hamill dated July 1, 1991, (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

10.5 Consulting Agreement between the Registrant and MR & Associates dated January 1992 (incorporated by reference to exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.6 Amendment of Consulting Services Agreement between the Registrant and MR and Associates effective as of February 1, 1996 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996).

10.7** 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1992).

10.8 Agreement between the Vardon Golf Company and the Registrant dated October 4, 1993 (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 1993).

10.9**        Employment Agreement between the Registrant and Douglas A.
              Buffington dated January 1, 1995 (incorporated by reference to
              Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

11 S2 Golf Inc. Computation of Earnings per share for the years ended December 31, 1996, 1995 and 1994.

12 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the Registrant dated July 1, 1996.

27            Financial Data Schedule.

* In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under theAct is 0-14146.
** Management contract or management compensatory plan or arrangement.