Form 10-Q
period 1997-03-31
S2 GOLF INC
filed 1997-05-09
CIK 782126

--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

On April 23, 1997, 2,214,738 shares of common stock, $.01 par value, were issued and outstanding.


--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I.                     FINANCIAL INFORMATION                  Page No.
                                                                   --------

Item 1.     Financial Statements
            --------------------

            Balance Sheets - March 31, 1997 and December 31, 1996         2

            Statements of Operations - Three Months Ended
            March 31, 1997 and March 31, 1996                             3

            Statements of Cash Flow - Three Months Ended
            March 31, 1997 and March 31, 1996                             4

            Notes to Financial Statements                                 5

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                           6
            -----------------------------------

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              8
            --------------------------------

            Signatures                                                   10

                                    PART I
Item 1. Financial Statements

                                 S2 GOLF INC.
                                Balance Sheets


                                                        March 31,       December 31,
                                                           1997            1996
                                                        -----------     -----------
ASSETS                                                  (Unaudited)

Current Assets

Cash                                                          $150        $166,592
Accounts Receivable (Net of Allowance
  for Doubtful Accounts $186,077 in 1997
  and $250,131 in 1996                                   4,070,743       2,429,680
Inventory                                                2,541,073       1,873,201
Prepaid Expenses                                            42,587          42,353
Deferred Income Taxes                                      150,746         150,131
                                                       -----------     -----------
        Total Current Assets                             6,805,299       4,661,957


Plant and Equipment - Net                                  105,422         112,660
Non-Current Deferred Income Taxes                          198,108         187,758
Other Assets - Net                                         196,574         191,276
                                                       -----------     -----------

       Total Assets                                     $7,305,403      $5,153,651
                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                                   $2,982,369      $1,772,246
Accounts Payable                                           996,613         230,090
Accrued Expenses                                           224,495         195,301
Other Current Liabilities                                   77,592          62,416
                                                       -----------     -----------
       Total Current Liabilities                         4,281,069       2,260,053

Non-Current Liabilities                                    241,108         253,498
                                                       -----------     -----------

       Total Liabilities                                 4,522,177       2,513,551

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000
Authorized Shares: 2,211,742 and 2,208,311 Issued and
Outstanding at March 31, 1997 and December 31, 1996
                                                            22,117          22,083
Additional Paid in Capital                               4,029,440       4,025,475
Accumulated Deficit                                     (1,268,331)     (1,407,458)
                                                       -----------     -----------

       Total Shareholders' Equity                        2,783,226       2,640,100
                                                       -----------     -----------

       Total Liabilities and Shareholders' Equity       $7,305,403      $5,153,651
                                                        ==========      ==========

                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Operations
                          For the Three Months Ended
                                   Unaudited

                                                       March 31,    March 31,
                                                         1997         1996
                                                      -----------  -----------

Net Sales                                             $2,837,433   $2,064,046
Cost of Goods Sold                                     1,978,215    1,420,812
                                                      -----------  -----------
Gross Profit                                             859,218      643,234
                                                      -----------  -----------

Operating Expenses:
  Selling                                                384,932      387,199
  General & Administrative                               265,922      311,311
                                                      -----------  -----------
Total Operating Expenses                                 650,854      698,510
                                                      -----------  -----------
Operating Income                                         208,364      (55,276)
                                                      -----------  -----------

Other Income (Expense)
  Interest Expense                                       (58,588)     (51,949)
  Other Income (Expense)                                    (503)     (16,000)
                                                      -----------  -----------
Other - Net                                              (59,091)     (67,949)
                                                      -----------  -----------

Income (Loss) Before Income Taxes                        149,273     (123,225)



Provision (Benefit) for Taxes                             10,146      (48,042)
                                                      -----------  -----------

Net Income (Loss)
                                                        $139,127     ($75,183)
                                                       ==========   ==========


Earnings (Loss) Per Common Share                           $0.06       ($0.03)
                                                       ==========   ==========

Weighted Average Number of Shares Outstanding          2,210,171    2,208,311


                       See notes to financial statements

                                 S2 GOLF INC.
                            Statement of Cash Flows
                          For the Three Months Ended
                                   Unaudited

                                                                March 31,    March 31,
                                                                     1997         1996
                                                               -----------   -----------
OPERATING ACTIVITIES
--------------------
  Net Income (Loss)                                              $139,127     ($75,183)
  Adjustments to Reconcile Net Income to Net Cash (used)
     Provided By Operating Activities:
     Depreciation and Amortization                                 38,230       13,283
     Deferred Income Taxes                                        (10,965)     (33,538)
     Issuance of Stock for Compensation                             3,999
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                       (1,641,063)    (986,717)
     Inventory                                                   (667,872)    (340,221)
     Prepaid Expenses                                                (234)       2,545
     Other Assets                                                 (30,689)      27,724
     Accounts Payable and Accrued Expenses                        766,523      790,143
     Other Current Liabilities                                     29,194        4,971
     Other - Net                                                    2,786      (18,506)
                                                               -----------   -----------

NET CASH (USED) IN OPERATIONS                                  (1,370,964)    (615,499)
                                                               -----------   -----------

INVESTING ACTIVITIES
--------------------
  Purchase of Equipment                                            (5,601)      (4,454)

                                                               -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                              (5,601)      (4,454)

FINANCING ACTIVITIES
--------------------
  Proceeds from Line of Credit                                  2,516,861    1,832,466
  Payments on Line of Credit                                   (1,306,738)   (1,173,493)
                                                               -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,210,123      658,973
                                                               -----------   -----------

INCREASE (DECREASE) IN CASH                                      (166,442)      39,020

CASH - BEGINNING OF PERIOD                                        166,592       18,995
                                                               -----------   -----------

CASH - END OF PERIOD                                                 $150      $58,015
                                                                ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash Paid During the period:
     Interest                                                      43,588       40,603


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

In February 1997, the FASB issued Statement No. 128 "Earnings Per Share", which simplifies the standards for computing Earnings Per Share (EPS) and makes them comparable to International EPS Standards. Statement No. 128 replaces standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB.15) Statement No. 128 requires dual presentation of Basic (which replaces APB15 Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for the 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the first quarter 1997, Basic and Diluted EPS would have been $.06 per share.

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                     March 31, 1997   December 31, 1996
                                     ---------------  ------------------

Allowance for Doubtful Accounts           $  90,375           $ 115,981
Legal Settlement                                191                 191
Accrued Expenses                            109,363              90,274
Other, Net                                   67,589              60,457
Valuation Allowance                        (116,772)           (116,772)
                                          ---------           ---------

Current Deferred Income Tax               $ 150,746           $ 150,131
                                          ---------           ---------

Net Operating Loss (carryforward)           233,544             233,544
Non-Compete Agreement                       (22,357)            (17,829)
Valuation Allowance                        (116,772)           (116,772)
Other, Net                                  103,693              88,815
                                          ---------           ---------

Non Current Deferred Income Tax           $ 198,108           $ 187,758
                                          ---------           ---------

Tax Provision for the three months ended March 31, 1997:

                               Three Month
                               -----------
Federal Provision               ($  3,421)
State Provision                    13,567
                                ---------
Income Tax Provision              $10,146


The tax expense for the three months ended March 31, 1997 was $10,146 of which $14,563 and ($4,417) is current expense and deferred tax benefit, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net Sales for the three-month period ended March 31, 1997 increased $773,387 or 37% to $2,837,433 as compared to $2,064,046 for the same period in 1996. This is primarily due to increased distribution to on-course shops, off-course shops and the addition of specialty sporting goods accounts.

Gross profit as a percentage of sales decreased to 30.2% for the three-month period ended March 31, 1997 as compared to 31.1% for the same period in 1996. The decrease relates to a shift in product mix. Lower price point model golf clubs accounted for a greater percentage of total sales for the first quarter 1997 versus 1996 along with approximately $400,000 of slower moving merchandise sold at discounts.

Selling expense decreased $2,267 for the three-month period ended March 31, 1997 to $384,932 versus $387,199 for the same period in 1996. Although total costs remained consistent, a shift in several costs occurred; 1) an increase in sales commissions of $71,354 due to increased sales volume; 2) a decrease in sales salaries of $37,864 as well as a decrease in travel expense of $11,308 due to the elimination of two salesmen in mid 1996, and 3) a decrease in advertising expense of $28,000.

General and Administrative expense decreased $45,389 to $265,922 for the three month period ended March 31, 1997 as compared to $311,311 for the same period in 1996. This decrease is primarily due to a reduction in personnel and a reduction in medical insurance premiums as a result of the Company changing carriers.

Interest expense for the three-month period March 31, 1997 increased $6,639 over the same period in 1996 due to an overall increase in the average loan balance. The average balance for the three-months ended March 30, 1997 was approximately $2,391,832 versus $1,835,608 for the same period in 1996.

The Company's net income before taxes was $149,273 for the three-month period ended

March 31, 1997 versus a net loss of $123,225 for the same time in 1996.
This improvement of approximately 221% was the result of increased sales volume of approximately 37%.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at March 31, 1997 increased $122,326 from December 31, 1996 to $2,524,230. The increase in current assets of $2,143,342 or 46% from December 31, 1996 to March 31, 1997 consists primarily of increases in accounts receivable and inventory of $1,641,063 and $667,872, respectively. These increases were the result of increased sales and inventory purchases, respectively, from year end as is typical to the Company due to the cyclical nature of the golf industry.

The increase in working capital of $266,480 at March 31, 1997 from March 31, 1996 was also due to an increase in accounts receivable of $994,395 and inventory of $505,607 resulting from the 37% growth in sales and increased product demand in 1997 over the same period in 1996.

Current liabilities increased $2,021,016 from December 31, 1996 to March 31, 1997 primarily due to increases in bank borrowings, of approximately $1,210,123, and accounts payable, of approximately $766,523 which was the result of inventory purchases typically made in the first quarter in anticipation of customer demand.

The increase in current liabilities of $937,051 from March 31, 1996 to March 31, 1997 was primarily the result of increased account payable inventory purchase activity made in an effort to meet demand associated with the increase in sales growth in the first quarter of 1997 versus the same time period in 1996.

Cash used by operations was $1,370,964 and $615,499 for the three-months ended March 31, 1997 and 1996, respectively. The increase in cash used by operations was the result of increased in accounts receivable and inventory due to increased volume.

Cash provided by financing activities amounted to $1,210,123 for the three-month period ending March 31, 1997 as compared to $658,973 for the same period in 1996. This increase was the result of increased borrowings of the Company's line of credit to finance inventory purchases in order to meet the Company's sales growth and demand.

At March 31, 1997, the Company had $527,428 available under its line of credit with PNC Bank and $18,000 in letters of credit written but not drawn.

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------


Exhibit
Number                                   Description of Exhibit*
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

10.1        Lease  Agreement   between  the  registrant  and  12  Gloria  Lane  Limited
            Partnership dated June 22, 1989  (incorporated by reference to exhibit 10.6 of the Registrant's Statement No. 33-37371 on Form S-3).


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

12          Amended and Restated Licensing  Agreement between Ladies  Professional
            Golf Association and the Registrant  dated July 1, 1996  (incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10-K
            for the year ended December 31, 1996).

27          Financial Data Schedule.

* In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Act is 0-14146.

**          Management contract or management compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    S2 GOLF INC.

May 5, 1997                         s/s Douglas A. Buffington
-----------                         -------------------------
Dated:                              By:
                                       Douglas A. Buffington
                                       President and Chief
                                       Operating Officer