Form 10-Q
period 1997-06-30
S2 GOLF INC
filed 1997-08-04
CIK 782126

--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

                                  YES X  NO
                                      ---  ----

On July 25, 1997, 2,215,604 shares of common stock, $.01 par value, were issued and outstanding.


--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                 Page No.
                                                                  --------

Item 1.     Financial Statements
            --------------------

            Balance Sheets - June 30, 1997 and December 31, 1996         2

            Statements of Operations - Six Months Ended
            June 30, 1997 and June 30, 1996                              3

            Statements of Operations-Three Months Ended
            June 30, 1997 and June 30, 1996                              4

            Statements of Cash Flow - Six Months Ended
            June 30, 1997 and June 30, 1996                              5

            Notes to Financial Statements                                6

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                          7
            -----------------------------------

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             9
            --------------------------------

            Signatures                                                  12


                                    PART I
Item 1. Financial Statements

                                 S2 GOLF INC.
                                Balance Sheets


                                                          June 30,     December 31,
                                                           1997           1996
                                                        -----------    ------------
ASSETS                                                  (Unaudited)

Current Assets

Cash                                                    $  111,190      $  166,592
Accounts Receivable (Net of Allowance
  for Doubtful Accounts $186,535 in 1997
  and $250,131 in 1996                                   3,470,147       2,429,680
Inventory                                                2,450,921       1,873,201
Prepaid Expenses                                            25,746          42,353
Deferred Income Taxes                                      271,987         150,131
                                                        ----------      ----------
        Total Current Assets                             6,329,991       4,661,957


Plant and Equipment - Net                                   98,893         112,660
Non-Current Deferred Income Taxes                          126,408         187,758
Other Assets - Net                                         171,331         191,276
                                                        ----------      ----------

       Total Assets                                     $6,726,623      $5,153,651
                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                                   $2,434,786      $1,772,246
Accounts Payable                                           498,611         230,090
Accrued Expenses                                           386,283         195,301
Other Current Liabilities                                   57,498          62,416
                                                        ----------      ----------
       Total Current Liabilities                         3,377,178       2,260,053

Non-Current Liabilities                                    228,439         253,498
                                                        ----------      ----------

       Total Liabilities                                 3,605,617       2,513,551

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000
Authorized Shares: 2,214,742 and 2,208,311 Issued and
Outstanding at June 30, 1997 and December 31, 1996
                                                            22,147          22,083
Additional Paid in Capital                               4,032,410       4,025,475
Accumulated Deficit                                       (933,551)     (1,407,458)
                                                        ----------      ----------

       Total Shareholders' Equity                        3,121,006       2,640,100
                                                        ----------      ----------

       Total Liabilities and Shareholders' Equity       $6,726,623      $5,153,651
                                                        ==========      ==========

                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Operations
                          For the Six Months Ended
                                   Unaudited

                                                        June 30,     June 30,
                                                         1997         1996
                                                      -----------  -----------

Net Sales                                             $6,272,567   $4,995,640
Cost of Goods Sold                                     4,320,637    3,352,394
                                                      -----------  -----------
Gross Profit                                           1,951,930    1,643,246
                                                      -----------  -----------

Operating Expenses:
  Selling                                                759,373      757,375
  General & Administrative                               553,639      623,957
                                                      -----------  -----------
Total Operating Expenses                               1,313,012    1,381,332
                                                      -----------  -----------
Operating Income                                         638,918      261,914
                                                      -----------  -----------

Other Income (Expense)
  Interest Expense                                      (162,077)    (124,702)
  Other Expense                                           (5,504)     (34,547)
                                                      -----------  -----------
Other - Net                                             (167,581)    (159,249)
                                                      -----------  -----------

Income Before Income Taxes                               471,337      102,665



Provision (Benefit) for Taxes                             (2,570)      10,438
                                                      -----------  -----------


Net Income                                              $473,907      $92,227
                                                      ===========  ===========


Earnings Per Common Share                                  $0.21       ($0.04)
                                                      ===========  ===========

Weighted Average Number of Shares Outstanding          2,211,742    2,208,311


                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Operations
                          For the Three Months Ended
                                   Unaudited

                                                        June 30,     June 30,
                                                         1997         1996
                                                      -----------  -----------

Net Sales                                             $3,435,134   $2,931,594
Cost of Goods Sold                                     2,342,422    1,931,582
                                                      -----------  -----------
Gross Profit                                           1,092,712    1,000,012
                                                      -----------  -----------

Operating Expenses:
  Selling                                                374,441      370,176
  General & Administrative                               287,717      312,646
                                                      -----------  -----------
Total Operating Expenses                                 662,158      682,822
                                                      -----------  -----------
Operating Income                                         430,554      317,190
                                                      -----------  -----------

Other Income (Expense)
  Interest Expense                                      (103,489)     (72,753)
  Other Expense                                           (5,001)     (18,547)
                                                      -----------  -----------
Other - Net                                             (108,490)     (91,300)
                                                      -----------  -----------

Income Before Income Taxes                               322,064     (225,890)



Provision (Benefit) for Taxes                            (12,716)      58,480
                                                      -----------  -----------

Net Income                                              $334,780     $167,410
                                                      ===========  ===========


Earnings Per Common Share                                  $0.15        $0.08
                                                      ===========  ===========

Weighted Average Number of Shares Outstanding          2,211,742     2,208,311


                       See notes to financial statements

                                 S2 GOLF INC.
                            Statement of Cash Flows
                           For the Six Months Ended
                                   Unaudited

                                                                  June 30,    June 30,
                                                                    1997        1996
                                                               -----------   -----------
OPERATING ACTIVITIES
--------------------
  Net Income                                                     $473,907      $92,227
  Adjustments to Reconcile Net Income to Net Cash
     Used in Operating Activities:
     Depreciation and Amortization                                 76,532       26,868
     Deferred Income Taxes                                        (60,506)     (70,610)
     Issuance of Stock for Compensation                             6,999
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                       (1,040,467)    (955,859)
     Inventory                                                   (577,720)    (528,658)
     Prepaid Expenses                                              16,607       59,548
     Other Assets                                                 (30,689)      53,884
     Accounts Payable and Accrued Expenses                        459,503      662,630
     Other - Net                                                  (29,977)     (29,269)
                                                               -----------   -----------

NET CASH USED IN OPERATIONS                                      (705,811)    (689,230)
                                                               -----------   -----------

INVESTING ACTIVITIES
--------------------
  Purchase of Equipment                                           (11,930)      (7,616)

                                                               -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                             (11,930)      (7,616)

FINANCING ACTIVITIES
--------------------
  Proceeds from Line of Credit                                  6,412,370     4,866,734
  Payments on Line of Credit                                   (5,750,031)   (4,146,708)
                                                               -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         662,339       740,026
                                                               -----------   -----------

(DECREASE) INCREASE IN CASH                                       (55,402)       43,171

CASH - BEGINNING OF PERIOD                                        166,592        18,995
                                                               -----------   -----------

CASH - END OF PERIOD                                             $111,190       $62,166
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash Paid During the period:
     Interest                                                     136,889      102,607


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

In February 1997, the FASB issued Statement No. 128 "Earnings Per Share", which simplifies the standards for computing Earnings Per Share (EPS) and makes them comparable to International EPS Standards. Statement No. 128 replaces standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB.15) Statement No. 128 requires dual presentation of Basic EPS (which replaces APB15 Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for the 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the second quarter 1997, Basic and Diluted EPS would have no effect on the Company's Earnings Per Share.

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                     June 30, 1997   December 31, 1996
                                     --------------  ------------------

Allowance for Doubtful Accounts          $  90,558           $ 115,981
Legal Settlement                               191                 191
Accrued Expenses                           150,617              90,274
Other, Net                                  72,045              60,457
Valuation Allowance                        (41,424)           (116,772)
                                         ---------           ---------

Current Deferred Income Tax              $ 271,987           $ 150,131
                                         ---------           ---------

Net Operating Loss (carryforward)           41,452             233,544
Non-Compete Agreement                      (26,976)            (17,829)
Valuation Allowance                              0            (116,772)
Other, Net                                 111,932              88,815
                                         ---------           ---------

Non Current Deferred Income Tax          $ 126,408           $ 187,758
                                         ---------           ---------

Tax Provision for the three and six months ended June 30, 1997:


                      Three Month    Six Month
                      ------------  -----------

Federal Provision       $ 100,073    $ 146,815
State Provision            29,140       42,707
                        ---------    ---------
                          129,213      189,522
Utilization of NOL       (141,929)    (192,092)
                        ---------    ---------
Income Tax Benefit      $ (12,716)   $   2,570)

The tax benefit for the six months ended June 30, 1997 was $2,570 of which $57,936 and $(60,506) is current expense and deferred tax benefit, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net Sales for the three and six-month periods ended June 30, 1997 increased $503,540 and $1,276,927 respectively, to $3,435,134 and $6,272,567 as compared to $2,931,594 and $4,995,640 for the same period in 1996. This increase is due to increased distribution to on- and off-course shops caused by additional sales representatives and territories where the company held little presence, more cosmetically appealing products and a competitive pricing structure.

Gross profit as a percentage of net sales decreased to 31% for the six-month period ended June 30, 1997 as compared to 33% for the same period in 1996. This decrease continues to be due to the shift in product mix wherein lower price point model golf clubs accounted for 57% versus 48% of total sales for the periods ended June 30, 1997 and June 30, 1996, respectively.

Selling expenses for the three- and six-month periods ended June 30, 1997 increased $4,265 and $1,998 , respectively, as compared to the same period in 1996. Although total costs remained consistent with prior years, there were significant shifts in several costs wherein: 1) Sales salaries, payroll taxes and sales travel expense decreased a total of $104,552 for the six-months ended June 30, 1997 due to the elimination of three salesmen in 1996 and early 1997, and 2) Sales Commissions increased $157,593 due to an increased sales representative force as well as sales volume.

General and Administrative expenses decreased $24,929 and $70,318, for the three- and six-month periods ended June 30, 1997 respectively, as compared to the same periods in 1996. This decrease was primarily due to a reduction in audit fees for the year ended December 31, 1996 as well as a reduction in medical insurance premiums due to the Company's change in insurance carriers.

Interest expense for the three- and six-month periods ended June 30, 1997, increased $30,736 and $37,375 respectively, as compared to the same periods in 1996. This increase was due to an increase in average borrowings from $2,418,696 and $2,127,152 in 1996 to $3,025,853 and $2,708,843 in 1997 for the
three- and six month periods ended June 30, respectively.

Income taxes (benefit) for the three- and six-month periods ended June 30, 1997 were ($12,716) and ($2,570), respectively, as compared to $58,480 and $10,438 respectively for the same periods in 1996. As of June 30, 1997, the Company utilized net loss carryforwards in the amount of its Federal income tax provision (excluding the deferred benefit) of $192,092.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at June 30, 1997 increased $550,909 or 23% from December 31, 1996. The Company's current assets increased $1,668,034 from December 31, 1996, consisting of primarily an increase of $1,040,467 in accounts receivable. The increase in accounts receivable is the result of higher sales during the six-month period ended June 30, 1997 as compared to the six-month period ended December 31, 1996. This increase is customary due to the seasonality of the business.

Inventory at June 30, 1997 increased $577,720 from December 31, 1996 due to the cyclical demand of the market place. However, inventory levels at June 30, 1997 were $227,017 greater than June 30, 1996 due to continued inventory purchasing in an effort to meet increased demand as evidenced by a 25% increase in sales for the six-month period ended June 30, 1997 as compared to the same period in 1996.

Current liabilities increased $1,117,125 primarily due to an increase in short term borrowings of $662,540 resulting from higher accounts receivable and inventory levels at June 30, 1997 as compared to December 31, 1996.

The Company has a revolving line of credit with PNC Bank with a maximum credit limits of $4,000,000 subject to a borrowing base of 70% of eligible accounts receivable and depending on the time of year, 40% to 50% of qualified inventory. The credit facility expires December 31, 1997. The Company is currently negotiating with PNC Bank for modifications to, and an extension of, this credit facility.

At June 30, 1997, the Company had $722,019 available under its line of credit and $0 in letters of credit written but not drawn as compared to $405,189 available and $137,783 letters written at June 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 5, 1997, the shareholder's voted upon and elected directors.

Elections of Directors:



                                   Votes For        Votes Withheld
                                   ---------        --------------
Douglas A. Buffington              1,959,893        10,730
Richard M. Maurer                  1,959,893        10,730
Robert L. Ross                     1,959,893        10,730
Mary Ann Jorgenson                 1,959,893        10,730
Frederick B. Ziesenheim            1,959,893        10,730


Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ----------------------------------------------------------------



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


12          Amended and Restated Licensing  Agreement between Ladies  Professional Golf
            Association  and  the  Registrant  dated  July  1,  1996  (incorporated  by reference to Exhibit 12 of the Registrant's Annual Report Form 10-K for the
            year ended December 31, 1996).

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

                                    S2 GOLF INC.
 August 1, 1997                     /s/ Douglas A. Buffington
-------------------                 ------------------------
Dated:                              By:
                                       Douglas A. Buffington
                                       President and Chief
                                       Operating Officer