Form 10-Q
period 1997-09-29
S2 GOLF INC
filed 1997-11-07
CIK 782126

________________________________________________________________________________

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1997.

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

On September 29, 1997, 2,218,608 shares of common stock, $.01 par value, were issued and outstanding.

________________________________________________________________________________

                                     INDEX
                                     -----

PART I.      FINANCIAL INFORMATION                                    Page No.
                                                                      --------

Item 1.      Condensed Financial Statements
             -------------------------------------------------

             Balance Sheets - September 29, 1997 and
             December 31, 1996                                         2

             Statements of Operations - Nine Months Ended
             September 29, 1997 and September 29, 1996                 3

             Statements of Operations-Three Months Ended
             September 29, 1997 and September 29, 1996                 4

             Statements of Cash Flow - Nine Months Ended
             September 29, 1997 and September 29, 1996                 5

             Notes to Financial Statements                             6

Item 2.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations                       7
             -------------------------------------------------

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                          9
             -------------------------------------------------

             Signatures                                               12

                                    PART I

Item 1. Financial Statements

                                 S2 GOLF INC.
                           Condensed Balance Sheets

                                                          September 29,   December 31,
                                                             1997            1996
                                                          -------------   ------------
ASSETS                                                            (Unaudited)
Current Assets

Cash                                                        $105,138        $166,592
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of$201,062 in 1997
  and $250,131 in 1996)                                    3,025,197       2,429,680
Inventory                                                  2,670,264       1,873,201
Prepaid Expenses                                              38,470          42,353
Deferred Income Taxes                                        360,341         150,131
                                                          ----------      ----------
        Total Current Assets                               6,199,410       4,661,957


Plant and Equipment - Net                                     88,900         112,660
Non-Current Deferred Income Taxes                             83,343         187,758
Other Assets - Net                                           167,802         191,276
                                                           ---------      ----------

       Total Assets                                       $6,539,455      $5,153,651
                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                                     $2,053,907      $1,772,246
Accounts Payable                                             453,579         230,090
Accrued Expenses                                             469,332         195,301
Other Current Liabilities                                     55,430          62,416
                                                          ----------      ----------
       Total Current Liabilities                           3,032,248       2,260,053

Non-Current Liabilities                                      215,482         253,498
                                                          ----------      ----------

       Total Liabilities                                   3,247,730       2,513,551
                                                          ----------      ----------

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000
Authorized Shares: 2,218,608 and 2,208,311 Issued and
Outstanding at September 29, 1997 and December 31, 1996       22,186          22,083
Additional Paid in Capital                                 4,036,802       4,025,475
Accumulated Deficit                                         (767,263)     (1,407,458)
                                                          ----------      ----------

       Total Shareholders' Equity                          3,291,725       2,640,100
                                                          ----------      ----------

       Total Liabilities and Shareholders' Equity         $6,539,455      $5,153,651
                                                          ==========      ==========

                       See notes to financial statements

                                 S2 GOLF INC.

                      Condensed Statements of Operations
                           For the Nine Months Ended
                                   Unaudited


                                                                          September 29, 1997          September  29, 1996
                                                                          -------------------         --------------------
Net Sales                                                                         $9,132,316                   $6,709,335
Cost of Goods Sold                                                                 6,260,062                    4,533,229
                                                                          -------------------         --------------------
Gross Profit on Sales                                                              2,872,254                    2,176,106
                                                                          -------------------         --------------------

Operating Expenses:
   Selling                                                                         1,134,296                    1,028,495
   General & Administrative                                                          808,453                      845,974
                                                                          -------------------         --------------------
Total Operating Expenses                                                           1,942,749                    1,874,469
                                                                          -------------------         --------------------
Operating Income                                                                     929,505                      301,637
                                                                          -------------------         --------------------

Other  (Expense)
   Interest                                                                         (234,519)                    (181,717)
   Other                                                                              (5,404)                     (56,797)
                                                                          -------------------         --------------------
Other Expense                                                                       (239,923)                    (238,514)
                                                                          -------------------         --------------------

Income Before Income Taxes                                                           689,582                       63,123

Provision for Income Taxes                                                            49,386                        6,931
                                                                          -------------------         --------------------

Net Income                                                                          $640,196                      $56,192
                                                                          ===================         ====================

Earnings Per Common Share                                                                $.29                        $0.02
                                                                          ===================         ====================

Weighted Average Number of Shares Outstanding                                       2,213,788                    2,208,311


                       See notes to financial statements

                                 S2 GOLF INC.

                       Condensed Statement of Operations
                          For the Three Months Ended
                                   Unaudited


                                                                  September 29, 1997           September 29, 1996
                                                                  -------------------          -------------------
Net Sales                                                                 $2,859,749                   $1,713,695
Cost of Goods Sold                                                         1,939,425                    1,180,835
                                                                  -------------------          -------------------
Gross Profit on Sales                                                        920,324                      532,860
                                                                  -------------------          -------------------

Operating Expenses:
   Selling                                                                   374,923                      271,120
   General & Administrative                                                  254,814                      222,017
                                                                  -------------------          -------------------
Total Operating Expenses                                                     629,737                      493,137
                                                                  -------------------          -------------------
Operating Income                                                             290,587                       39,723
                                                                  -------------------          -------------------

Other Income (Expense)
   Interest                                                                  (72,442)                     (57,015)
   Other                                                                         100                      (22,250)
                                                                  -------------------          -------------------
Other Expense                                                                (72,342)                     (79,265)
                                                                  -------------------          -------------------

Income (Loss) Before Income Taxes                                            218,245                      (39,542)

Provision (Benefit) for Income Taxes                                          51,956                       (3,507)
                                                                  -------------------          -------------------

Net Income (Loss)                                                           $166,289                     ($36,035)
                                                                  ===================          ===================

Earnings (Loss) Per Common Share                                                 $.08                       ($0.02)
                                                                  ===================          ===================

Weighted Average Number of Shares Outstanding                              2,213,788                    2,208,311






                       See notes to financial statements

                                 S2 GOLF INC.

                      Condensed Statements of Cash Flows
                           For The Nine Months Ended
                                   Unaudited

                                                                        September 29, 1997              September 29, 1996
                                                                        -------------------             -------------------
OPERATING ACTIVITIES
   Net Income                                                                     $640,196                         $56,192
   Adjustments to Reconcile Net Income to Net Cash Used
     By Operating Activities:
          Depreciation and Amortization                                             90,959                          40,853
          Deferred Income Taxes                                                   (105,795)                        (83,513)
          Issuance of Stock for Compensation                                        11,430                               -
   Cash Flow  Used by Operating Activities as a
     Result of Changes in:
          Accounts Receivable                                                     (595,517)                         11,129
          Inventory                                                               (797,063)                       (587,325)
          Prepaid Expenses                                                           3,883                          78,952
          Other Assets                                                             (30,989)                         84,445
          Accounts Payable and Accrued Expenses                                    497,521                         329,080
          Other Current Liabilities                                                 (6,986)                        (27,203)
          Other Non-Current Liabilities- Net                                       (38,016)                         20,762
                                                                        -------------------             -------------------

NET CASH USED BY OPERATIONS                                                       (330,377)                        (76,628)
                                                                        -------------------             -------------------

INVESTING ACTIVITIES
   Purchase of Equipment                                                           (12,737)                        (19,527)
                                                                        -------------------             -------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (12,737)                        (19,527)

FINANCING ACTIVITIES
   Proceeds from Line of Credit                                                  9,444,457                       7,061,734
   Payments on Line of Credit                                                   (9,162,797)                     (6,883,088)
                                                                        -------------------             -------------------

NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                               281,660                         178,646

INCREASE (DECREASE) IN CASH                                                        (61,454)                         82,491

CASH - BEGINNING OF PERIOD                                                         166,592                          18,995
                                                                        -------------------             -------------------

CASH - END OF PERIOD                                                              $105,138                        $101,486
                                                                        ===================             ===================

SUPPLEMENTAL  CASH FLOW INFORMATION

    Cash Paid During the Year For:

     Interest                                                                      212,418                         181,716
     Income Taxes (Net of Refund)                                                                                        -

                       See notes to financial statements

                                 S2 GOLF, INC.
                    Notes to Condensed Financial Statements

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

In February 1997, the FASB issued Statement No. 128 "Earnings Per Share", which simplifies the standards for computing Earnings Per Share (EPS) and makes them comparable to International EPS Standards. Statement No. 128 replaces standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB15) Statement No. 128 requires dual presentation of Basic EPS (which replaces APB15 Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for the 1997 Annual Report, including interim periods to be presented therein; however, earlier application is not permitted. Had Statement No. 128 been effective for the three and nine-month periods ended September 29, 1997, reported EPS would not have been different from the reported EPS under APB15.

Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                     September 29, 1997   December 31, 1996
                                     -------------------  ------------------

Allowance for Doubtful Accounts                $ 96,365           $ 115,981
Accrued Expenses                                189,186              90,274
Other, Net                                       74,790              60,648
Valuation Allowance                                   0            (116,772)
                                               --------           ---------

Current Deferred Income Tax                    $360,341           $ 150,131
                                               --------           ---------

Net Operating Loss (carryforward)                     0             233,544
Non-Compete Agreement                           106,200             102,654
Valuation Allowance                                   0            (116,772)
Other, Net                                      (22,857)            (31,668)
                                               --------           ---------

Non Current Deferred Income Tax                $ 83,343           $ 187,758
                                               --------           ---------

Tax Provision for the three and nine months ended September 29, 1997:

                        Three Month   Nine Month
                        ------------  -----------

Federal Provision          $ 72,360    $ 219,175
State Provision              21,048       63,755
                           --------    ---------
                             93,408      282,930
Utilization of NOL          (41,452)    (233,544)
                           --------    ---------
Income Tax Provision       $ 51,956    $  49,386

The tax provision for the nine months ended September 29, 1997 was $49,386 of which $155,181 and $(105,795) is current expense and deferred tax benefit, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net sales for the three- and nine-month periods ended September 29, 1997 increased $1,146,054 and $2,422,981 or 67% and 36%, respectively, to $2,859,749 and $9,132,316 as compared to $1,713,695 and $6,709,335 for the same period in 1996. These increases continue to be due to; 1) increased distribution to on-and off -course shops caused by additional sales in territories where the Company previously held little presence, 2) a more diverse and cosmetically appealing product line aimed specifically at the women's market, and 3) a competitive pricing structure.

Gross profit as a percentage of net sales decreased to 31.5% for the nine-month period ended September 29, 1997 versus 32.4% for the same period in 1996. The decrease results from a shift in product sales mix wherein sales of lower price point model golf clubs increased 55% representing 57% of total sales versus 50% in 1996.

Selling expenses for the three- and nine-month periods ended September 29, 1997 increased $103,803 and $105,801, respectively, as compared to the same periods in 1996. These increases were mainly due to an increase in sales commissions of approximately $238,000 offset by a decrease in sales salaries and travel expenses totaling $126,000.

General and Administrative expenses increased $32,797 and decreased $37,521 for the three- and nine-month periods ended September 29, 1997, respectively, as compared to the same periods in 1996. Three month fluctuations are due to an increase in salaries and bonus of $46,606 offset by a decrease in amortization expense of $21,813 relating to three months of amortization expense of the non-compete agreement which was fully amortized as of June 30, 1997. The nine-month decrease is primarily due to the $21,813 decrease in non-compete amortization expense.

Interest expense for the three- and nine-month periods ended September 29, 1997 increased $15,427 and $52,802, respectively, as compared to the same periods in 1996. These increases are due to an overall increase in borrowings in the first nine months of 1997 which averaged approximately $2,528,000 versus $2,035,000 for the same period in 1996.

The Company's income (loss) before taxes for the three- and nine-month periods ended September 29, 1997 increased 652% and 992% to $218,245 and $689,582 respectively, as compared to income (loss) before taxes of ($39,542) and $63,123 for the same periods in 1996. These increases are due to a 67% and 36% increase in sales for the three- and nine-month periods ended September 29, 1997.

Income tax (benefit) provision for the three- and nine-month periods ended September 29, 1997 were $51,956 and $49,386, respectively, as compared to ($3,507) and $6,931 respectively, for the same periods in 1996. For the nine months ended September 29, 1997, the Company utilized net operating loss carryforwards reducing its allowable federal income tax provision by $233,544.

Financial Condition and  Liquidity
----------------------------------

The Company's working capital at September 29, 1997 increased $765,258 or 32% from December 31, 1996. The Company's current assets increased $1,537,453 from December 31, 1996, consisting primarily of an increase in inventory of $797,063 and accounts receivable of $595,517. The increase in inventory levels from December 31, 1997 are due to the cyclical nature of the business. However, inventory levels at September 29, 1997 were $387,693 higher than September 29, 1996 due to increased product purchases in an effort to meet demand expected in the 4th quarter 1997 and 1st quarter 1998. Increases in accounts receivable are due to the 36% increase in sales.

The increase in current liabilities at September 29, 1997 of $772,195 reflects an increase in short term borrowings of $281,661 and accounts payable of $223,489 from December 31, 1996. Both increases are the result of increased inventory purchases in the three months ended September 29, 1997 as compared to purchases made during the three month period ended December 31, 1996.

The Company has a revolving line of credit with PNC Bank with a maximum credit limit of $4,000,000 subject to a borrowing base of 70% of eligible accounts receivable, and depending on the time of year, 40% to 50% of qualified inventory. This credit facility expires December 31, 1997. The Company is currently negotiating with PNC Bank for modifications to, and an extension of, this facility.

At September 29, 1997, the Company had $339,192 available under its line of credit and $0 in letters of credit written but not drawn as compared to $225,255 available and $186,238 letters written at September 29, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 5, 1997, the shareholder's voted upon and elected directors.

Elections of Directors:

                             Votes For                   Votes Withheld
                             --------------------------  ---------------------
Douglas A. Buffington            1,959,893                    10,730
Richard M. Maurer                1,959,893                    10,730
Robert L. Ross                   1,959,893                    10,730
Mary Ann Jorgenson               1,959,893                    10,730
Frederick B. Ziesenheim          1,959,893                    10,730

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

                                    S2 GOLF INC.

  11/07/97                           /s/ Douglas A. Buffington
_______________                     __________________________________
Dated:                              By:
                                       Douglas A. Buffington
                                       President and Chief
                                       Operating Officer