Form 10-K
period 1997-12-31
S2 GOLF INC
filed 1998-03-30
CIK 782126

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended                                    Commission File
December 31, 1997                                            Number O-14146


                                  S2 GOLF INC.
                                  ------------
               (Exact name of registrant as specified in charter)


New Jersey                                                  22-2388568
----------                                                  ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

18 Gloria Lane
Fairfield, N.J.                                             07004
---------------                                             -----
(Address of principal executive offices)                    (Zip Code)


                                (973)  227-7783
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

                              Yes  X     No
                                  ---       ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.  [   ]

As of March 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,787,614. This calculation is based upon the closing price of the Registrant's common stock on March 18, 1998.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1998 was 2,218,846.

                                     Part I

Item 1.  Business.
         --------

Description of Business
-----------------------

S2 Golf, Inc. (the "Company" or "Square Two") was incorporated under the laws of the state of New Jersey in February 1982. The Company manufactures and sells golf equipment throughout the United States. A publicly-traded company with several club lines for women and men, Square Two is a proven leader in advanced golf technology.

In the last four years the company has effectively repositioned itself as one of the top value brands in the women's golf market, which makes up between 55% and 60% of Square Two's business. By concentrating much of its limited promotional and advertising resources on this market niche, Square Two has developed a growing following among women golfers and the retailers who sell them clubs.

Square Two has always sought to provide women golfers with the very best value in state-of-the-art golf technology. One of a few golf equipment manufacturers whose clubs carry a number of U.S. Patents for technical achievements, the Company pioneered improvements in head design and shaft technology for women's clubs.

Square Two also began to tap more aggressively into its 17-year partnership with the Ladies Professional Golf Association (LPGA). Using input it received from an advisory board of LPGA teaching professionals and through its sponsorship of the Square Two/LPGA Custom Club Fitting Program, Square Two began to introduce options in women's clubs that other manufacturers did not offer. As a result of its relationship with the LPGA, all of Square Two's women's clubs carry the distinctive LPGA logo. To create more "eye appeal," Square Two made cosmetic changes to those products and began to show the logo more prominently.


Square Two has remained committed to providing premium quality, high performance clubs at affordable prices. Because Square Two does not believe that superior designs must sell for superior prices, the Company believes that its clubs match or exceed the performance specifications of clubs costing two to three times more. Because many women are savvy shoppers, the Company believes that Square Two's message of advanced technology at affordable prices has been warmly received by women golfers.

Products

The Company currently markets the following full line of golf equipment for both men and women:

The PCX II steel line features cavity back, oversize elliptical head design for irons with oversize metal woods. The driver features a Synchro Speed System 1 graphite shaft while the 3 and 5 woods are lightweight steel. The irons feature lightweight steel shafts and are Totally Matched. PCX II clubs are available for men only.

The Light and Easy/TM/ line was redesigned in 1997 with medallions and features the LPGA logo, lightweight steel or graphite shafted, cavity back, oversize, stainless steel irons with steel or graphite shafted oversize, perimeter weighted metal woods. Light and Easy/TM/ clubs are available in ladies and Lady Petite for right and left-handed golfers.

The Power Circle/TM/ line was redesigned in 1997. These irons, which are available in either steel or graphite shafts, feature oversize, full cavity design engineered to resist twist at impact. Metal woods feature steel or graphite shafts with oversize head designs. Power Circle clubs are available in men's right hand and left hand models.

The RAVE graphite line was introduced in 1997 and features the Company's patented Posiflow weighting system in its irons. The oversize stainless steel metal woods have expanded sweet spots. Irons and woods feature ultra-light high modulous graphite shafts which are matched to the player's swing speed. The RAVE graphite clubs are available in right and left-handed Mens, Ladies and Lady Petite with the LPGA logo.

In 1997, the Company introduced the "Power Circle" and "Light and Easy" Titanium driver series. The heads used on these clubs are 100% 6/4 Titanium.

In 1997, the Company improved its value line of womens graphite with the introduction of the "Agree".

In 1997, the Company introduced its "ZCX-Ti" line of Titanium faced irons available in left hand only. These irons feature 100% Titanium inserts for enhanced feel and Posiflow weighting for less long iron fades and short iron pulls.

In 1997, the Company introduced its "Lady Ti" line of Titanium faced irons. Available in womens only, these irons feature 100% 6/4 Titanium inserts for maximum energy transfer and high modulous lightweight shafts for improved distance.

In 1997, the Company introduced its "Eight-Is-Enough" line of clubs for junior golfers. These sets which are available for both young men and women, come in three different lengths and feature four irons, three woods and a putter.

In 1997, the Company introduced its "Relief" wood series. Available exclusively for women, the long. middle and short Relief offer V-soles designed to be user friendly in all playing conditions.

In 1997, the Company introduced its "WTD" or "Womens Tour Design" wedge system. Designed for women, these wedges feature polymer inserts for better bite on the green.

In 1997, the Company introduced its "CASHMASTER" series of mens wedge. Available in right hand and left hand these wedges feature 20 (degree) angled real rails which enable an open club face to glide unimpeded through impact.


The Company continued to sell Hi-tech golf bags for men and women as well as a new tripod design for the walking golfer.

The Company continues to market a line of women's golf balls and golf gloves. The ladies golf ball and glove packaging for 1997 was re-designed as part of the Company's desire to improve shelf appeal.



Manufacturing

The Company's clubs are assembled at its facility located in Fairfield, New Jersey. Finished heads are purchased from several sources in Taiwan, Thailand and The Peoples Republic of China which manufacture them to the Company's appearance and weight specifications, while steel shafts, grips, and accessories are supplied by various domestic and foreign shaft manufacturers. The Company obtains its graphite shafts from several foreign shaft suppliers. All graphite shafts are manufactured to the Company's design specifications. In the course of assembly, the Company applies its proprietary weighting and balancing techniques to achieve the unique design and construction of Totally Matched steel shafted clubs.

Seasonality

The golf industry is seasonal. While manufacturing goes on throughout the year, demand for the Company's clubs is greatest in March through June. At December 31, 1997, the Company had commitments from dealers to purchase products having an aggregate sales value of approximately $3,200,000, subject to the Company's ability to deliver on time, all of which the Company reasonably believes will be filled on time. On the same date in 1996, the Company had commitments of approximately $1,800,000.

Inventory Supply

The Company tries to maintain at least two sources of supply for irons and metal wood heads from foreign suppliers. These suppliers generally require 90 to 120 day periods to deliver heads to the Company. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice. While the Company does not anticipate long-term shortages of either components or sources of supply from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Delays are not anticipated to be longer than two weeks and are not anticipated to materially affect the Company's ability to deliver the product. The Company continues to evaluate other alternatives in sourcing suppliers.



The Company has a line of credit in the amount of $5,000,000 with PNC Bank pursuant to which PNC Bank may make available a credit facility of up to $1,750,000 in the form of standby or documentary letters of credit and demand loans. The amount and number of letters of credit outstanding at any given time will vary on a daily basis depending on the dollar volume of material being ordered and supplies received.

Industry Background

The National Golf Foundation estimates that in 1996 there were 24.7 million golfers in the United States. (1997 numbers are not yet available.) The rate of growth declined slightly from 1995 to 1996. The popularity of the sport has created a significant market for golf clubs. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

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

As of February 23, 1998, the Company had established a network of approximately 1,800 retailers with approximately 4,200 retail outlets. The Company has prepared a comprehensive catalog for its dealers.

In 1997, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

The Ladies Professional Golf Association Agreement

The Company has entered into an agreement with the LPGA Tournament Players Corporation (operating as the Ladies Professional Golf Association) which grants the Company the exclusive right to use the LPGA name and logo on its women's golf clubs and the non-exclusive right to use the LPGA name and logo on certain of its other products, including golf bags. The Company has renewed the exclusive licensee agreement through the year 2000 at which time the agreement will become non-exclusive through 2003. At the end of 2003, the Company will have the option to renew for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay a license fee to the LPGA and a royalty fee based on sales volume. To the extent the sum of 5% of sales of the first $1,000,000 of women's golf equipment bearing the LPGA logo, plus 2-1/2 % of all sales of LPGA logo equipment over that amount exceeds the minimum annual license fee, such excess constitutes the annual royalty fee. The minimum annual license fee for the term of the agreement is $200,000 each consecutive year through 2003.

The Company is obligated to spend a minimum of $100,000 each year on advertising of LPGA - endorsed products under the terms of the agreement.

Competition

The golf club industry is highly competitive and is dominated principally by approximately 15 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway, Ping, Spalding, Taylor Made, Cobra/Titleist possess greater financial and other resources than those of the Company. The Company primarily competes with these entities based upon the quality and value of its products and service along with the Company being the official sponsor of the LPGA.

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

The Company has registered the following trademarks with the United States Patent and Trademark Office:

TOTALLY MATCHED/R/          SQUARE TWO/R/       ONYX/R/           AGREE/R/
PCX/R/                      MICRO-TORQUE/R/     S2/R/ (Stylized)  MELODY/R/
POSIFLOW/R/                 TMP/R/              LADY PETITE/R/    ALLEGRA/R/
BASHIE/R/                   DYNA-BALANCE/R/     XGR/R/
ENGINEERED EXCELLENCE/R/    SSX/R/              SAND DEVIL/R/
ZCX/R/                      DISTANCE DEVIL/R/   TURF DEVIL/R/
TEE DEVIL/R/                RUFF DEVIL/R/       TRI-BAR/R/

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead design, the Company believes that it is imperative to protect the Company's tradenames, trademarks and patentable inventions and designs.

Employees

As of December 31, 1997, the Company employed sixty-six persons, including sixty-one fulltime employees of which four were executive officers. Fifty-seven of these were hourly employees and three were management and marketing personnel. Additional hourly employees are hired during peak production periods and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization. The Company believes that its present staff is adequate. However, if sales of the Company's clubs should increase, it is anticipated that additional production, clerical and management personnel may be necessary to meet product demand.

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

Item 2.  Properties.
         ----------

The Company currently leases its manufacturing, sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004. The Company exercised its option to renew its lease at such facility through December 31, 1998. The lease covers 20,612 square feet. The Company believes that this space is adequate for its current production levels. See Note 7, Leased Properties, of Notes to Financial Statements for additional information regarding this lease. The Company has the option to renew the lease for one additional year.

Item 3.  Legal Proceedings.
         -----------------

No material lawsuits or claims are presently pending against the Company.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to shareholders for vote during the quarter ended December 31, 1997.

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


PERIODS:               COMMON STOCK BID PRICES:

                           High      Low
                         --------  --------
1996 1st Quarter           $1.56    $ .96
1996 2nd Quarter           $1.50    $1.06
1996 3rd Quarter           $1.75    $ .94
1996 4th Quarter           $1.25    $ .81

1997 1st Quarter           $1.94    $ .81
1997 2nd Quarter           $2.75    $1.50
1997 3rd Quarter           $3.63    $2.38
1997 4th Quarter           $5.00    $3.06

On February 24, 1997, the number of holders of record of the Company's common stock was approximately 268. No cash dividends have been paid to date and it is not anticipated that cash dividends will be paid in the near future.

In 1997, the Company issued 2,147 shares of Common Stock to Frederick B. Ziesenheim and Mary Ann Jorgenson as compensation for serving as a director of the Company and participating in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

In addition, in 1997 the Company issued 6,000 shares of Common Stock to the Directors of Womens Golf for services rendered in 1995 and 1996. The Director of Women's Golf position has been eliminated. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1993, as amended.

Item 6.  Selected Financial Data.
         -----------------------

                                                               Year Ended December 31,
                                                              ------------------------

                                         1997          1996             1995            1994             1993
Operating Results:

Net Sales                            $12,073,843    $8,563,588      $7,243,307       $8,788,962       $8,947,430
Net income (Loss)                         855,565       118,884         (80,468)         228,501         (378,969)
Net Income (Loss)
 per Share-Basic                            0.39          0.05           (0.04)            0.10            (0.17)
 per Share-Dilutive                         0.37          0.05           (0.04)            0.10            (0.17)
Weighted Average
Number of Shares
Outstanding-Basic                      2,214,448     2,208,311       2,205,647        2,194,009        2,186,084
Outstanding-Dilutive                   2,290,505     2,208,311       2,205,647        2,194,009        2,186,084
Cash Dividend                                  0             0               0                0                0
At Year End:
Working Capital                       3,435,345     2,401,904       2,320,912        2,237,524        2,018,110
Total Assets                           7,630,176     5,153,651       4,726,353        5,406,726        5,487,104
Total Liabilities                      4,123,082     2,513,551       2,205,137        2,830,012        3,152,550
Long Term
 Obligations:                             202,231       253,498         315,206          343,214          424,893
Shareholders
 Equity                                3,507,094     2,640,100       2,521,216        2,576,714        2,334,554

1993 net income includes $423,129 for the cumulative effect of the adoption of SFAS No. 109 "Accounting for Income Taxes."

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
-------------

Certain information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking information that involves certain risks and uncertainties. See Item 1. Business, under caption "Special Note on Forward Looking Statements".

Results of Operations

Sales
-----

1997 Compared to 1996

For the year ended December 31, 1997, net sales were $12,073,843 versus $8,563,588 for the year ended December 31, 1996, an increase of $3,510,255. The increase in sales volume is primarily the result of continued improvement of the sales force, a more cosmetically appealing product line and the addition of a new channel of distribution; specialty sporting goods.

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


Gross Profit
------------

1997 Compared to 1996

Gross profit on sales for the year ended December 31, 1997 was 32.8% versus 32.2% for the year ended December 31, 1996. The increase of approximately .6% is the result of the increased sales volume and lower material costs.

1996 Compared to 1995


Gross profit on sales for the year ended December 31, 1996 was 32.2% versus 31.3% for the year ended December 31, 1995. The increase of approximately 1% is primarily the result of the lower material costs as well as increased sales volume and more attractive price points.



Selling Expenses
----------------

1997 Compared to 1996

Selling expenses for the year ended December 31, 1997 were $1,551,552 versus $1,251,688 for the year ended December 31, 1996, an increase of $299,864. This increase was primarily the result of increased commission expense due to increased sales volume offset by a decrease in sales salaries, as well as increased advertising expense.


1996 Compared to 1995



Selling Expenses for the year ended December 31, 1996 were $1,251,688 versus $812,105 for the year ended December 31, 1995, an increase of $439,583. This increase was the result of increased costs associated with advertising as well as sales salaries and commission expenses due to the higher sales volume.

General Administrative
----------------------

1997 Compared to 1996

General and Administrative expenses increased $71,813 to $1,187,444 for the year ended December 31, 1997 compared to $1,115,631 for the year ended December 31, 1996. This increase was primarily the result of an increase in the allowance for doubtful accounts offset by a decrease in amortization expense related to a non-compete agreement with a former officer which was fully amortized in June of 1997.

1996 Compared to 1995

General and Administrative expenses decreased $200,509 to $1,115,631 for the year ended December 31, 1996 compared to $1,316,140 for the year ended December 31, 1995. This decrease was the result of reduced office salaries as well as a reduction in costs associated with rent for the Company's facility.

Interest
--------



1997 Compared to 1996

Interest expense increased $45,022 to $277,854 for the year ended December 31, 1997 compared to $232,832 for the year ended December 31, 1996. This is the result of an increase in the average outstanding balance of the credit facility of $2,454,918 in 1997 versus $2,028,714 in 1996.

1996 Compared to 1995

Interest expense decreased $18,120 to $232,832 for the year ended December 31, 1996 compared to $250,952 for the year ended December 31, 1995. The reduction is attributable to: 1) A reduction of approximately $7,000 of interest on the average outstanding loan balance due to lower interest rates, 2) a reduction of approximately $7,500 in interest to vendors and 3) a $3,600 reduction in interest expense associated with a non-compete agreement with a former officer.




Income Taxes
------------

1997 Compared to 1996

The Company had a 1997 tax provision of $89,230 compared to a benefit of $6,217 in 1996. The provision is the result of total taxable income, net of state tax and deferred benefits, exceeding the available net operating loss carryforward.

1996 Compared to 1995

The Company had a 1996 tax benefit of $6,217 compared to a benefit of $30,671 for the year 1995. The 1996 tax benefit is attributable to the Company's utilization of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's working capital increased $1,033,441 to $3,435,345 for the year ended December 31, 1997 as compared to $2,401,904 for the year ended December 31, 1996. This change was the result of an increase in current assets of $2,694,239 offset by an increase in current liabilities of $1,660,798. The increase in current assets is due to an increase of $1,293,244 in accounts receivable as a result of increased sales volume. In addition, inventory increased $1,221,101 due to increased purchasing in the fourth quarter of 1997 versus the same quarter of 1996. The increase in inventory purchases also resulted in an increase in current liabilities with the amounts due under on the credit facility increasing $1,149,585 from $1,772,246 for the year ended December 31, 1996 to $2,921,832 for the year ended December 31, 1997. The increased activity in inventory purchases was the result of management's decision to bring in raw materials in the fourth quarter of 1997 to meet the increased demand expected in the first quarter 1998 as evidenced by an increase in customer commitments of approximately $1,400,000 from approximately $1,800,000 at year end December 31, 1996 to approximately $3,200,000 at year end December 31, 1997.

Cash used by operating activities in 1997 amounted to $1,177,537 as compared to cash used in and provided by operations of $168,961 and $35,919 in 1996 and 1995, respectively. Cash used in operating activities resulted from higher inventory and accounts receivable levels due to increased demand for product in the first quarter 1998 and an overall increase in sales volume in the fourth quarter.


Credit Facility

The Company had a revolving line of credit with PNC Bank with a maximum credit limit of $3,000,000 subject to various borrowing bases which expired December 31, 1997. At that time and effective as of June 30, 1997, the Company renegotiated the line to a maximum credit limit of $5,000,000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. The line is collateralized by substantially all of the Company's assets and carries an interest rate of prime plus one-quarter percent. The interest rate to the Company at December 31, 1997 was 8 1/2%. At December 31, 1997 and 1996, the Company had approximately $366,791and $357,637 of availability under this facility, respectively.


The Company may issue letters of credit through PNC Bank for up to $1,750,000 against the line of credit. At December 31, 1997 and 1996, the total amount outstanding of letters of credit were $0 and $127,323, respectively.


These facilities contain certain affirmative and negative covenants which, among other items, require the maintenance of certain financial amounts and ratios including tangible net worth and working capital. Any event of default under the facility permits the lender to cease making additional loans thereunder.
The Company was in compliance with all covenants at December 31, 1997.

Year 2000

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000 which requires that costs associated with modifying computer software be expensed as incurred. The Company has conducted a review of its internal computer systems to identify those areas that could be affected by the year 2000 issue and believes that with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems. The Company currently does not anticipate the year 2000 problem to be material to its financial position or results of operation. At the present time, the Company estimates that expenses related to this project will total approximately $75,000. These expenses are expected to be incurred during fiscal years 1998 and 1999. Currently, the Company is assessing whether any third party non-compliance will have a material effect on the Company.



Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------


Recent Accounting Pronouncements



In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoptions of SFAS No. 131 will have on its financial statements.


Item 9.  Change in and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Management

Directors and Executive Officers

The Company's current directors and executive officers are:


Name                                          Age            Position with the Company
--------------------------------------------  ---  ---------------------------------------------
Robert L. Ross                                 53  Chairman of Board and Chief Executive Officer

Douglas A. Buffington                          42  Director, President, Chief Financial Officer,
                                                   Chief Operating Officer and Treasurer

Randy A. Hamill                                42  Senior Vice President of Manufacturing
                                                   and Resources and Assistant Secretary

Richard M. Maurer                              49  Director and Secretary

Mary Ann Jorgenson                             57  Director

Frederick B. Ziesenheim                        71  Director

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

RANDY A. HAMILL has been Senior Vice President with the Company since July 1991 and is in charge of all manufacturing and purchasing. Effective in January 1996, Mr. Hamill became Assistant Secretary of the Company. He was formerly Vice President of Manufacturing of the Company from 1981 to July 1991.

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

MARY ANN JORGENSON has been a director of the Company since 1992. She has been a partner with the law firm of Squire, Sanders & Dempsey, LLP since 1984 and has been associated since 1975 with that firm. She also serves as a director of Cedar Fair Management Company, the general partner of Cedar Fair, L.P., an owner and operator of amusement parks and is a director and Secretary of Essef Corporation, a manufacturer of plastic pressure vessels for the water treatment and systems industry, spa and pool equipment, and containers for hazardous waste transportation.

FREDERICK B. ZIESENHEIM has been a director of the Company since 1992. He has been with the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C. since 1988 and is currently Vice Chairmen of such firm. Prior to combining his practice with that firm, he was President of the law firm of Buell, Ziesenheim, Beck and Alstadt, P.C., with whom he had been associated since 1958.

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based solely on a review of copies of the forms furnished to the Company in 1997 and written representations from the Company's directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 1997 were complied with except that each of Mr. Buffington and Mr. Hamill failed to file reports with respect to options granted in January 1997. In addition, Mr. Maurer, Mr. Ross, MR & Associates and Maurer, Ross & Co., Incorporated filed late report with respect to the option granted to MR & Associates in October 1997 (which option was intended, and was subsequently amended to be options granted to Mr. Maurer and Mr. Ross individually). Additionally, the Company has become aware that each of MR & Associates and Maurer Ross & Co., Incorporated filed one late report with respect to becoming an indirect ten percent shareholder and three late reports with respect to three acquisitions of Common Stock by Wesmar Partners in prior fiscal years. Such transactions were reported earlier by Wesmar Partners and by Messrs. Maurer & Ross.

Item 11.  Executive Compensation.
          -----------------------

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company (i) for the year ended December 31, 1997 and 1996, to or on behalf of Robert L. Ross, who became Chief Executive Officer of the Company in January 1996 and (ii) for the years ended December 31, 1997, 1996 and 1995 to or on behalf of Douglas
A. Buffington and Randy A. Hamill (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------
                                                                 Long Term
                                                                 ---------
                                                               Compensation
                                                             -----------------
                   Annual Compensation                             Awards
                   -------------------                          ------------
--------------------------------------------------------------
Name and                                              Other      Securities
Principal                                            Annual      Underlying    All other
Position            Year     Salary      Bonus    Compensation    Options     Compensation
------------------------------------------------------------------------------------------
Robert L. Ross,
Chief
Executive           1997    $      0  $        0    $     0      50,000(5)       $  0
Officer             1996    $      0  $        0    $     0           0          $  0

Douglas A.          1997    $126,942  $31,250 (1)   $19,387(4)      ---          $975 (2)
Buffington,         1996    $109,612  $10,000 (3)   $17,813(4)   16,000          $975 (2)
President           1995    $ 89,885                $16,878(4)   27,500          $975 (2)

Randy A.            1997    $ 96,688  $20,000 (1)       ---      44,267           ---
Hamill,             1996    $ 88,636  $ 4,000 (3)       ---         ---           ---
Vice President      1995    $ 80,365      ---           ---         ---           ---

(1)  Bonus earned in 1997, paid in 1998.
(2) The Company paid $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.
(3)  Bonus earned in 1996, paid in 1997.
(4) Represents an approximation of travel/commuting expenses reimbursed by the Company.
(5) In October 1997, an option to purchase 100,000 shares of Common Stock was erroneously granted to MR & Associates. Such option was subsequently amended, as was intended, to be a grant of an option to purchase 50,000 shares of Common Stock to each of Mr. Ross and Mr. Maurer.

Set forth below is information with respect to grants of stock options during the fiscal year ended December 31, 1997 to the Named Executives.


                       Option Grants in Last Fiscal Year

                                                                       Potential Realizable
                                                                      Value at Assumed Rates
                             Number of    % of Total                of Stock Price Appreciation
                            Securities     Options                      for Option Term(1)
                            Underlying    Granted to
                             Options     Employees in    Exercise        5%            10%
Name                         Granted     Fiscal Year      Price     Appreciation   Appreciation
----                       ------------  -----------   ----------   ------------   ------------
Robert L.                       50,000           30%     $3.0625        $96,095       $247,150
Ross(2)

Douglas A.                      16,000           10%     $0.9375        $ 9,432       $ 23,608
Buffington(2)

Randy A.
Hamill(2)                       44,267           27%     $0.9375        $26,096       $ 65,315

     (1) These gains are based on assumed rates of annual compound stock price appreciation of five percent and ten percent from the date the option was granted over an assumed ten year term. These assumed annual compound rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate of future Common Stock prices.

     (2) The options granted to each of Messrs. Ross, Buffington and Hamill are fully vested. For additional information concerning one of the options granted to Mr. Hamill, see "Certain Agreements" below.


The following table sets forth certain information pertaining to stock options held the by the Named Executives as of December 31, 1997. No options were exercised by the named executives in 1997.


                      1997 FISCAL YEAR END OPTION HOLDINGS
                      ------------------------------------

                                                             Value of Unexercised
                      Number of Securities Underlying       In the money options of
                         Options at Fiscal Year End           Fiscal Year End (1)
Name                     Exercisable  Unexercisable      Exercisable      Unexercisable
----                     -----------  -------------  -------------------  -------------
Robert L. Ross                50,000              -            $ 59,500               0

Douglas A. Buffington         43,500              0            $114,875               0

Randy A. Hamill               44,267              0            $146,634               0

(1) Calculated based on the fair market value of the Common Stock of $4.25 per share on December 31, 1997 less exercise price.

Directors Compensation
----------------------

The Company compensates its non-employee directors (Mary Ann Jorgenson and Frederick B. Ziesenheim), by granting such persons shares of the Company's Common Stock having a fair market value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person and, effective in 1997, shares of common stock having a fair market value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

Certain Agreements
------------------

In January 1995, the Company entered into an employment agreement with Douglas
A. Buffington with a term ending December 31, 1997. Mr. Buffington's annual salary under the agreement was $125,000, $110,000 and $90,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The agreement also entitled Mr. Buffington to receive from the Company health and disability benefits, reimbursement of certain expenses and a $750,000 life insurance policy
with Mr. Buffington's spouse as beneficiary.   The Company is currently
negotiating with Mr. Buffington to renew his employment agreement. Under the 1995 employment agreement, Mr. Buffington was granted an option to acquire 27,500 shares of the Company's Common Stock at $2.00 per share, which exercise price is equal to the average of the NASDAQ bid and asked closing price per share on the date of the grant. The options are fully vested.

In January 1997, the Company entered into an agreement with Randy A. Hamill pursuant to which Mr. Hamill was granted an immediately exercisable option to purchase 40,000 shares of Common Stock at an exercise price per share of $0.9375 per share. Upon the occurrence of a change in control of the Company (as defined in the agreement) the exercise price per share for any unexercised portion of the option would be the lower of (a) (i) one cent or (ii) the lowest price greater than one cent per share which would not cause the value to Mr. Hamill of shares acquired upon exercise to be considered an "excess parachute payment" under section 280G of the Internal Revenue Code of 1986 as amended or
(b) $0.9375. In the event that Mr. Hamill should die while employed by the Company and the Company has received $500,000 as beneficiary of a life insurance policy it maintains on Mr. Hamill's life, Mr. Hamill's estate will have the right to require the Company to purchase the option, if unexercised, for $500,000 or, subject to certain limitations to purchase up to 39,999 shares received on exercise of the option for their then fair market value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 18, 1998 by (i) each person who beneficially owned five percent or more of the outstanding Common Stock (ii) each director, (iii) each Named Executives and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                               Amount
                             Beneficially    Percent
         Name                  Owned (1)   of Class (1)
-------------------------------------------------------
 L. R. Jeffrey (2)              250,000       10.1%
 50 Gloucester Road
 Summit, NJ 07901

 Richard M. Maurer (3)        1,451,096       63.9%
 Three Gateway Center
 Pittsburgh, PA 15222

 Robert L. Ross (4)           1,451,096       63.9%
 Three Gateway Center
 Pittsburgh, PA 15222

 Mary Ann Jorgenson               9,832        *
 4900 Society Center
 127 Public Square
 Cleveland, OH 44114-1304

 Frederick B. Ziesenheim         10,315        *
 700 Koppers Building
 436 7th Avenue
 Pittsburgh, PA 15219-1818

 Douglas A. Buffington           43,500        1.9%
 18 Gloria Lane
 Fairfield, NJ 07004

 Randy A. Hamill (5)             55,517        2.5%
 18 Gloria Lane
 Fairfield, NJ  07004

 Wesmar Partners (6)          1,399,096       63.1%
 MR & Associates
 Maurer, Ross & Co., Incorporated
 Three Gateway Center
 Pittsburgh, PA 15222

All directors and executive
officers as a group (6 persons)(7)    1,622,260    67.4

_______________
*Less than one percent


(1) The numbers shown include shares covered by options that are currently exercisable or exercisable within 60 days of March 18, 1998. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Richard M. Maurer - 50,000, Robert L. Ross - 50,000, Douglas A. Buffington - 43,500, Randy A. Hamill - 44,267 and all directors and executive officers as a group - 187,767.


(2) Does not include 2,823 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 2,000 shares which are held directly by two trusts of which Mr. Maurer is co-trustee and with respect to which he shares voting and investment power and 1,399,096 shares owned directly by Wesmar Partners with respect to which he shares voting and investment power and 50,000 shares underlying the option held directly by MR & Associates. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(4) Includes 1,399,096 shares owned directly by Wesmar Partners. Mr. Ross is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(5) Does not include shares owned by various members of Mr. Hamills family with respect to which shares Mr. Hamill disclaims any beneficial ownership.

(6) Wesmar Partners is a Delaware limited partnership whose partners are Landmark Equity Partners III, L. P., a Delaware limited partnership, and MR & Associates, a Pennsylvania limited partnership. MR & Associates is the managing partner of Wesmar Partners. Messrs. Maurer and Ross are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, a Pennsylvania corporation and the general partner of MR & Associates.

(7) Does not include shares owned by various members of a certain officer's family with respect to which shares such officer disclaims any beneficial ownership. Includes 1,399,096 shares owned directly by Wesmar Partners (See Notes 3,4 and 6 above).

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Transactions with Management and Others



Pursuant to a consulting agreement with the Company, MR & Associates provided the Company with business counseling for $5,000 per month. The agreement, which had been extended, expired on December 31, 1996. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial
owner of approximately 63% of the outstanding Common Stock.   In 1996, the
Company paid MR & Associates $15,000 of which $10,000 was due under the agreement with respect to 1995 and $5,000 which represented one months' payment under this agreement for 1996, with the remaining $55,000 waived by MR & Associates. On October 1, 1997, the Company granted MR & Associates an immediately exercisable option to purchase for 100,000 shares of the Company's common stock in recognition of its services rendered to the Company without fee. This option was intended to and was subsequently amended to be a grant of an option to purchase 50,000 shares of Common Stock to each Messrs. Maurer and Ross. The exercise price for each share of common stock was equal to the closing market value of the Company's common stock on October 1, 1997 of $3.0625.

During the fiscal years ended December 31, 1997 and 1996, the Company retained the law firm of Webb, Ziesenheim, Bruening, Logsdon, Orkin & Hanson, P.C. of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and member of the Management Committee of such firm, to represent the Company on various intellectual property matters.

On May 3, 1991, L. R. Jeffrey resigned as an officer and director of the Company. In connection with such resignation, the Company and Mr. Jeffrey entered into a Separation Agreement (the " Separation Agreement"). Mr. Jeffrey agreed that for a period of five years that began on July 1, 1992, he would not engage in the United States in any activity similar to the Company's business of designing, manufacturing, marketing and selling golf clubs and equipment. In return for the covenant not to compete, the Company is obligated to pay Mr. Jeffrey or his estate $6,000 per month for a period of ten years that began on April 1, 1992. In each of 1997 and 1996, the Company paid Mr. Jeffrey $72,000 under this agreement. In connection with the Separation Agreement, the Company granted Mr. Jeffrey a stock option for 250,000 shares of the Company's Common Stock at a purchase price of $4.48 per share, which was the average of the closing bid and ask prices of the common stock on the trading date immediately preceding the effective date of the grant. Subject to certain limitations, the option was exercisable immediately and will remain exercisable by Mr. Jeffrey, or upon his death, by his legal representative or beneficiary, until April 16, 2006. If and to the extent that any amount is realized in excess of the exercise price upon the sale of any Common Stock obtained upon exercise of all or any part of the option, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

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

(b) No current reports on Form 8-K were filed for the fourth quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             S2 GOLF INC.


Dated:  March 18, 1998                  By:  /s/ Douglas A. Buffington
                                             -------------------------
                                             Douglas A. Buffington
                                             President, Chief Financial Officer,
                                             Chief Operating Officer and
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                    Title                          Date
          ---------                    -----                          ----

/s/ Douglas A. Buffington    Director, President, Chief           March 18, 1998
---------------------------  Financial Officer, Chief
  Douglas A. Buffington      Operating Officer and Treasurer


/s/ Robert L. Ross           Chairman of the Board                March 18, 1998
---------------------------  and Chief Executive Officer
  Robert L. Ross

/s/ Richard M. Maurer        Director and Secretary               March 18, 1998
---------------------------
  Richard M. Maurer

---------------------------  Director                             March 18, 1998
  Mary Ann Jorgenson

---------------------------  Director                             March 18, 1998
  Frederick B. Ziesenheim


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     Financial Statements                                      Page

     Independent Auditors' Report                               F-2

     Balance Sheets - As of December 31, 1997
     and 1996                                                   F-3

     Statements of Operations - For the Years
     Ended December 31, 1997, 1996 and 1995                     F-4

     Statements of Cash Flows - For the Years Ended
     December 31, 1997, 1996 and 1995                           F-5

     Statements of Changes in Shareholders' Equity - For the
     Years Ended December 31, 1997, 1996 and 1995               F-6

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of S2 Golf Inc.:


We have audited the accompanying balance sheets of S2 Golf Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of S2 Golf Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Parsippany, NJ
March 18, 1998

                                 S2 GOLF INC.

                                BALANCE SHEETS
                              AS OF DECEMBER 31,

                                                               1997            1996
                                                            ---------       ---------
ASSETS

Current Assets

Cash                                                        $121,431        $166,592
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of$320,930 in 1997
  and $250,131 in 1996                                     3,722,924       2,429,680
Inventory (Note 2)                                         3,094,302       1,873,201
Prepaid Expenses                                              44,660          42,353
Deferred Income Taxes (Note 6)                               372,879         150,131
                                                          ----------      ----------
        Total Current Assets                               7,356,196       4,661,957


Plant and Equipment - Net (Note 3)                            79,474         112,660
Non-Current Deferred Income Taxes (Note 6)                    30,034         187,758
Other Assets - Net (Note 4)                                  164,472         191,276
                                                          ----------      ----------
       Total Assets                                       $7,630,176      $5,153,651
                                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings (Note 5)                            $2,921,832      $1,772,246
Accounts Payable                                             608,724         230,090
Accrued Expenses                                             336,909         195,301
Other Current Liabilities                                     53,386          62,416
                                                          ----------      ----------
       Total Current Liabilities                           3,920,851       2,260,053

Non-Current Liabilities                                      202,231         253,498
                                                          ----------      ----------

       Total Liabilities                                   4,123,082       2,513,551

Commitments and Contingencies (Note 7 & 8)

Shareholders' Equity (Note 8, 9 & 10)

Common Stock, $.01 Par; 12,000,000
Authorized Shares: 2,218,605 and 2,208,311
Issued and Outstanding at December 31, 1997
and 1996
                                                              22,186          22,083
Additional Paid in Capital                                 4,036,802       4,025,475
Accumulated Deficit                                         (551,894)     (1,407,458)
                                                          ----------      ----------
       Total Shareholders' Equity                          3,507,094       2,640,100
                                                          ----------      ----------
       Total Liabilities and Shareholders' Equity         $7,630,176      $5,153,651
                                                          ==========      ==========

                       See notes to financial statements

                                 S2 GOLF INC.

                           STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                             1997          1996          1995
                                                         -----------    ----------    ----------
Net Sales                                                $12,073,843    $8,563,588    $7,243,307
Cost of Goods Sold                                         8,115,313     5,805,895     4,979,651
                                                         -----------    ----------    ----------
Gross Profit                                               3,958,530     2,757,693     2,263,656
                                                         -----------    ----------    ----------

Operating Expenses:
  Selling                                                  1,551,552     1,251,688       812,105
  General & Administrative                                 1,187,444     1,115,631     1,316,140
                                                         -----------    ----------    ----------
Total Operating Expenses                                   2,738,996     2,367,319     2,128,245
                                                         -----------    ----------    ----------
Operating Income                                           1,219,534       390,374       135,411
                                                         -----------    ----------    ----------

Other Income (Expense)
  Interest Expense                                          (277,854)     (232,832)     (250,952)
  Other Income (Expense)                                       3,115       (44,875)        4,402
                                                         -----------    ----------    ----------
Other - Net                                                 (274,739)     (277,707)     (246,550)
                                                         -----------    ----------    ----------

Income (Loss) Before Income Taxes                            944,795       112,667      (111,139)



Provision/(Benefit) for Income Taxes (Note 6)                 89,230        (6,217)      (30,671)
                                                         -----------    ----------    ----------


Net Income (Loss)                                           $855,565      $118,884      ($80,468)
                                                         ===========    ==========    ==========

Earnings (Loss) Per Common Share--Basic                        $0.39         $0.05        ($0.04)
                                                         ===========    ==========    ==========
                                  Diluted                      $0.37         $0.05        ($0.04)
                                                         ===========    ==========    ==========

Weighted Average Number of Shares Outstanding--Basic       2,214,448     2,208,311     2,205,647
                                               Diluted     2,290,505     2,208,311     2,205,647

                           See notes to financial statements

                                 S2 GOLF INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                    1997          1996          1995
                                                                    ----          ----          ----
OPERATING ACTIVITIES
  Net Income (Loss)                                               $855,565      $118,884      ($80,468)
  Adjustments to Reconcile Net Income to Net Cash (used)
     Provided By Operating Activities:
     Depreciation and Amortization                                 108,488       159,075       175,994
     Deferred Income Taxes                                         (65,024)      (26,807)         (675)
     Issuance of Stock for Compensation                             11,430         -            24,970
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                        (1,293,244)     (340,049)     (248,017)
     Inventory                                                  (1,221,101)     (177,955)      706,369
     Prepaid Expenses                                               (2,307)       97,615       (94,803)
     Prepaid Income Taxes                                           -             10,000       (10,000)
     Other Assets                                                  (31,289)        9,086        11,964
     Accounts Payable                                              378,634        36,051      (319,236)
     Accrued Liabilities                                           141,608        21,135       (99,586)
     Income Taxes Payable                                           -              -            (2,585)
     Other - Net                                                   (60,297)      (75,996)      (28,008)
                                                               -----------    ----------    ----------
NET CASH (USED) PROVIDED BY OPERATIONS                          (1,177,537)     (168,961)       35,919
                                                               -----------    ----------    ----------

INVESTING ACTIVITIES
  Purchase of Equipment                                            (17,209)      (21,795)      (83,247)
  Investment in Squaretwo Golf New Zealand, Ltd.                    -             11,129           (29)
                                                               -----------    ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                              (17,209)      (10,666)      (83,276)

FINANCING ACTIVITIES
  Proceeds from Line of Credit                                  12,434,713     8,206,401     7,096,764
  Payments on Line of Credit                                   (11,285,128)   (7,879,177)   (7,272,224)
                                                               -----------    ----------    ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              1,149,585       327,224      (175,460)
                                                               -----------    ----------    ----------

INCREASE (DECREASE) IN CASH                                        (45,161)      147,597      (222,817)

CASH - BEGINNING OF PERIOD                                         166,592        18,995       241,812
                                                               -----------    ----------    ----------

CASH - END OF PERIOD                                              $121,431      $166,592       $18,995
                                                               ===========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

Information Cash Paid During the Year For:
     Interest                                                     $261,411      $219,728      $235,921
     Income Taxes (Net of Refunds)                                  (9,295)       39,039        20,000

                       See notes to financial statements

                                 S2 GOLF INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                                        TOTAL
                                   COMMON STOCK              CAPITAL IN       TREASURY STOCK                            SHARE-
                           -----------------------------     EXCESS OF    -----------------------    ACCUMULATED       HOLDERS'
                              SHARES           AMOUNT        PAR VALUE     SHARES        AMOUNT        DEFICIT          EQUITY
                           ----------        -----------   -------------  ---------    ----------    -------------   ------------
Balance - Dec. 31, 1994     2,195,737          $21,957       $4,000,631       0              0        ($1,445,874)    $2,576,714

Issuance of Common Stock       12,574              126           24,844       -              -                  -         24,970
Net Income - 1995                   -                -                -       -              -            (80,468)       (80,468)
                           ----------------------------     ------------  -------------------------------------------------------
Balance - Dec. 31, 1995     2,208,311           22,083        4,025,475       0              0         (1,526,342)     2,521,216

Net Income - 1996                   -                -                -       -              -                  -        118,884
                           ----------------------------     ------------  -------------------------------------------------------
Balance - Dec. 31, 1996     2,208,311          $22,083       $4,025,475                               ($1,407,458)    $2,640,100
                           ------------------------------------------------------------------------------------------------------
Issuance of Common Stock       10,294              103           11,327       0              0                  0         11,430
Net Income - 1997                                    0                0       0              0            855,565        855,565
                           ------------------------------------------------------------------------------------------------------
Balance - Dec 31, 1997      2,218,605          $22,186       $4,036,802       0              0          ($551,894)    $3,507,094
                           ======================================================================================================

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

Other Assets

Other assets principally include patents, trademarks and a covenant not to compete with a former officer of the Company. The patents and trademarks are amortized on the straight-line method over 15 years. The covenant not to compete was amortized over a five-year period on a straight-line method which began on July 1, 1992 and ended in June 1997. Management periodically evaluates the recoverability of intangible assets based upon current and anticipated net income and undiscounted future cash flows.

Earnings Per Share

During the fiscal year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock
equivalents would be dilutive.   All prior periods have been restated to comply
with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoptions of SFAS No. 131 will have on its financial statements.

2.  Inventory
    ---------

Inventory consists of the following components at December 31:

                              1997        1996
                           ----------  ----------

Finished Goods             $  819,423  $  828,060
Work in Process                25,000      25,000
Raw Materials               2,249,879   1,020,141
                           ----------  ----------

                           $3,094,302  $1,873,201
                           ==========  ==========


At December 31, 1997 and 1996, inventory has been pledged as collateral for the Company's line of credit as discussed in Note 5.

3.  Plant and Equipment
    -------------------

Plant and equipment at December 31, were as follows:

                                                 1997      1996
                                               --------  --------

Machinery and Equipment                        $645,795  $628,586
Furniture and Fixtures                           54,485    54,485

Leasehold Improvements                           43,554    43,554
                                               --------  --------
         Total                                  743,834   726,625
Less: Accumulated Depreciation
 and Amortization                               664,360   613,965
                                               --------  --------

                                               $ 79,474  $112,660
                                               ========  ========




Depreciation for the years ended 1997, 1996 and 1995 was $50,395, $57,500 and $74,549, respectively.

4.  Other Assets
    ------------

Other Assets consists of the following at December 31, 1997, and 1996:

                                     1997      1996
                                   --------  --------

        Covenant not to Compete    $436,277  $436,277
        Patents and Trademarks      219,014   217,725
        Security Deposits            49,500    19,500
                                   --------  --------
         Total                     $704,791  $673,502
        Less: Accumulated
         Amortization               540,319   482,226
                                   --------  --------
                                   $164,472  $191,276
                                   ========  ========

Amortization expense for the years ended 1997, 1996 and 1995 was $58,093, $101,575 and $101,446, respectively.

5. Short Term Borrowings
   ---------------------

The Company had a revolving line of credit with PNC Bank with a maximum credit limit of $3,000,000 subject to various borrowing bases which expired December 31, 1997. At that time and effective as of June 30, 1997, the Company renegotiated the line to a maximum credit limit of $5,000,000. The line is subject to a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. The line is collateralized by substantially all of the Company's assets and carries an interest rate of prime plus one-quarter percent. The interest rate to the Company at December 31, 1997 was 8 1/2%. At December 31, 1997 and 1996, the Company had approximately $366,791 and $357,637 of availability under this facility, respectively. This renegotiated line expires September 30, 2000.

The Company may issue letters of credit through PNC Bank for up to $1,750,000 against the line of credit. At December 31, 1997 and 1996, the total amount outstanding of letters of credit were $0 and $127,323, respectively.


These facilities contain certain affirmative and negative covenants which, among other items, require the maintenance of certain financial amounts and ratios including tangible net worth and working capital. Any event of default under the facility permits the lender to cease making additional loans thereunder.
The Company is currently in compliance with all covenants.

6.  Income Taxes
    ------------

The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                   1997        1996        1995
                                 ---------  ----------  -----------
Current

 Federal                         $ 61,912    $      0     $(21,826)
 State                             92,342      20,590     (  7,637)
                                 --------    --------     --------

                                  154,254      20,590      (29,464)
                                 --------    --------     --------

Deferred

 Federal                          (48,127)    (20,765)    (  1,648)
 State                            (16,897)     (6,042)         447
                                 --------    --------     --------

                                  (65,024)    (26,807)    (  1,207)
                                 --------    --------     --------
Total Provision (Benefit) for
 Income Taxes                    $ 89,230    $( 6,217)    $(30,671)
                                 ========    ========     ========





Although the effective statutory rate is 35%, the marginal 34% rate applicable to taxable income not in excess of $10 million per year, is a significant factor in the measurement of the deferred tax assets.

As a result of a change in ownership during 1988, the utilization of the net operating loss carryforward ("NOL")for federal purposes existing at that time had been determined to be limited to $232,500 each year until their expiration. In years that the limitation exceeds the amount of the net operating loss utilized, such excess amount shall be carried over to the subsequent year.

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory Federal income tax rate to income is as follows:

                                            1997        1996          1995
                                           -----        ----          ----

Federal Tax (Benefit) at Statutory Rate   $321,230     $38,307      ($37,787)


Increase (Decrease) in Taxes
Resulting From:
 Utilization of NOL                       (259,148)    (62,967)       ----
 Travel and Entertainment                    7,600       3,981        (2,129)
 State Tax, Net of Federal Tax Benefit      45,809       7,611         5,755
 Other                                     (26,261)      6,851         3,490
                                          ---------   --------      --------
Total Income Tax Provision (Benefit)      $ 89,230    $( 6,217)     $(30,671)
                                          =========   ========      ========


At December 31, 1997, the Company had a Federal tax operating loss carryforward of approximately $31,242 for tax purposes, which will expire in each of the years 1999 through 2002.

The tax effects of temporary differences and carryforward items that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 1997 and December 31, 1996 are as follows:


                                      December    December
                                      31, 1997    31, 1996
                                     ---------   ---------
  Allowance for Doubtful Accounts    $ 144,284   $ 115,981
  Accrued Expenses                     131,070      90,274
  Other                                 97,525      60,648
  Valuation Allowance                        0    (116,772)
                                     ---------   ---------
  Current Deferred Income Tax        $ 372,879   $ 150,131
                                     =========   =========

  Net Operating Loss                     9,372     233,544
  Non-Compete Agreement                (36,565)    (17,829)
  Valuation Allowance                   (9,372)   (116,772)
  Other                                 66,599      88,815
                                     ---------   ---------

  Non Current Deferred Income Tax    $  30,034   $ 187,758
                                     =========   =========


7.  Leased Properties
    -----------------

Operating Lease

The Company leases factory and office space at 18 Gloria Lane, Fairfield, New Jersey. On June 30, 1996, the Company and the lessor amended the lease to extend its term to December 31, 1997 with the option to renew for a one year period upon expiration. The Company has renewed this option. The annual base rent for 1998 will be $118,519. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $118,519, $118,514 and $183,689 respectively.

Capital Lease

In 1995, the Company acquired a new show booth under a capital lease agreement. At December 31, 1997 and 1996, the total asset value of $46,416 and $40,102 less accumulated amortization of $40,831 and $26,411, respectively was included in net property and equipment.

At December 31, 1997, future minimum lease payments are as follows:


1998 minimum lease payments                      2,120
Less: Amount representing interest                 751
                                                ------
Present value of net minimum lease payments     $1,369
                                                ======

8.  Commitments and Contingencies
    -----------------------------

Royalties Payable

Under the terms of an agreement with the LPGA Tournament Players Corporation, the Company is obligated to pay a royalty fee to the LPGA based on sales volume. Beginning in 1998, the minimum annual royalty is $200,000 through 2003, paid quarterly in January, April, October and upon year end closing results.
Payments of $175,000, $175,000 and $150,000 were included in selling expense for the years ended December 31, 1997, 1996 and 1995, respectively.

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

In connection with the Separation Agreement, the Company granted its former President stock options for 250,000 shares of the Company's common stock at a purchase price of $4.48 per share, which was the average of the closing bid and asked prices of the Company's common stock on the last trading date immediately preceding the effective date of the grant. Subject to certain limitations, the options were exercisable immediately and will remain exercisable until April 16, 2006. If, and to the extent that, any amount is realized in excess of the exercise price upon the sale of any common stock obtained upon exercise of all or any part of the options, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

9.  Stock Options
    -------------

Stock Incentive Plans

Options have been granted to officers and employees of the Company at the discretion of the Company's Board of Directors. The table below summarizes activity for all employee stock options.




                                      Number      Weighted Average
                                    of shares      Exercise Price
                                    ---------      --------------
Outstanding at January 1, 1995      277,920           $4.976
 Granted                             65,000            1.837
 Exercised                          -------            -----
 Canceled or expired                 40,000            5.000
-------------------------------------------------------------------------
Outstanding at December 31, 1995    302,920            2.464
 Granted                             45,000             .101
 Exercised                          -------           ------
 Canceled or expired                106,250             5.00
-------------------------------------------------------------------------
Outstanding at December 31, 1996    241,670            1.653
 Granted                            164,000            2.232
 Exercised                          -------
 Canceled or expired                 90,000             5.00
-------------------------------------------------------------------------
Outstanding at December 31, 1997    315,670           $1.022

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly no compensation cost has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation cost for stock option grants issued during 1997, 1996 and 1995 been determined under the provisions of SFAS No. 123, the Company's net income (loss) would have been $661,172, $109,706 and ($157,160), respectively. The Company's net income (loss) per share for basic and dilutive in 1997, 1996 and 1995 would have been $.29 and $.28, $.04 and $.04 and ($.08) and ($.08), respectively.

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in 1997, 1996 and 1995.

                                       1997    1996   1995
                                     --------  -----  -----
Annualized Volatility                 66%-83%    74%    63%
Risk-free interest rate                5%         5%     5%
Expected term of option (in years)   3.5        3.5    3.5
Dividend Yield                       n/a        n/a    n/a

The weighed average fair values per share of stock options granted during 1997, 1996 and 1995 were $1.31, $.88 and $.73, respectively.

The exercise price ranges for options outstanding and exercisable at December 31, 1997 were:


Range of          Number of Shares Outstanding   Weighted Average
Exercise Price    and Exercisable at 12/31/97    Exercise Price
---------------------------------------------------------------------------
$.50-2.00                   274,000                  $ 2.06
$2.01-5.00                   41,670                    4.85
                            -------                  ------
Total                       315,670                  $1.281

The Company has generally granted options that do not expire.

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


The Company compensates its non-employee directors (Mary Ann Jorgenson and Frederick B. Ziesenheim), by granting such persons shares of the Company's Common Stock having a value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person and, effective in 1997, shares of common stock having a value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

10.  Related Party Transactions
     --------------------------

In 1994 and January through May 1995, Wesmar Partners provided the Company with insurance coverage through the Liberty Mutual Insurance Company for property, liability and workers compensation insurance. During 1995, the Company paid
Wesmar Partners $19,075 for such insurance coverage.   In 1996, the Company
received $10,198 from Wesmar Partners representing a retrospective adjustment for the policy year 1994-1995.

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

During the fiscal years ended December 31, 1997 and 1996, the Company retained the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson PC of which Frederick B. Ziesenheim, a director of the Company, is a Vice Chairman, to represent the Company on various intellectual property matters. The Company had paid Webb Ziesenheim Bruening Logsdon Orkin & Hanson P.C. $17,524 and $25,605 in 1997 and 1996, respectively, and was indebted in the amount of $627 and $280 at December 31, 1997 and 1996, respectively.

11.  Supplemental Disclosures of Non-Cash Transactions
     -------------------------------------------------

During 1997 and 1996, the Company recorded certain non-cash charges of $25,130 and $29,150, respectively, representing accrued interest for a liability to its former president in connection with his Separation Agreement (see Note 8).

During 1995, the Company issued common stock in the amount of $11,015 for services rendered in 1995. Also, during 1995, the Company issued stock in the amount of $13,955 for services rendered in 1994. No stock was issued in 1996. In 1997, the Company issued stock in the amount of $11,430 for services rendered in 1997.

                                 S2 GOLF, INC.
                                 -------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
             -----------------------------------------------------



                        Balance at  Charged to  Charged                  Balance
                        Beginning   Cost and    to Other                 at End
                        of Period   Expenses    Accounts    Deductions   of Period
                        ---------   ----------  ----------  ----------   ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

YEAR ENDED:

December 31, 1995       $361,780    $    ---    $  ---      $ 77,405 (1)  $284,375

December 31, 1996        284,375      75,000       ---       109,244 (1)   250,131

December 31, 1997        250,131     159,000       ---        88,194 (1)   320,930

ALLOWANCE FOR RETURNS

December 31, 1995         55,000     222,659       ---       225,052        52,607

December 31, 1996         52,607     212,797       ---       203,404        62,000

December 31, 1997         62,000     184,289                 163,036        88,632

ALLOWANCE FOR DISCOUNTS

December 31, 1995         40,000     192,798       ---       161,473        71,325

December 31, 1996         71,325     228,117       ---       208,565        90,877

December 31, 1997         90,877     128,977                 169,854        50,000

INVENTORY OBSOLESCENCE RESERVE

December 31, 1995        107,409      54,089       ---           ---       161,498

December 31, 1996        161,498      38,876       ---           ---       200,374

December 31, 1997        200,374      72,000                  49,298       223,076

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


10.0        Credit Agreement and Security Agreement between the Registrant and
            Midlantic Bank, National Association dated  December 29, 1994
            (incorporated by reference to Exhibit 99 of the Registrant's
            Current Report on Form 8-K dated December 26, 1994).


10.1        United States Patent No. 4,203,598 issued to the Registrant
            (incorporated by reference to Exhibit 10.3 of the Registrant's
            Registration Statement No. 33-16931 on Form S-1).



10.2        Agreement between the LPGA Tournament Players Corporation and the
            Registrant dated July 31, 1991 (incorporated by reference to exhibit
            4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,1991).


10.3        Lease Agreement between the registrant and 12 Gloria Lane Limited
            Partnership dated June 22, 1989 (incorporated by reference to exhibit 10.6 of the Registrant's Registration Statement No.
            33-37371 on Form S-3).





10.4        Modification of Lease Agreement between the  Registrant and 12
            Gloria Lane Industrial Partnership dated October 3, 1995
            (incorporated by reference to Exhibit 10.2 of the Registrants
            Annual Report on Form  10-K for the year ended December 31, 1995).

10.5        1984 Incentive Stock Option Plan of the Registrant dated February
            10, 1984 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 33-16931 on Form S-1).

10.6 Consulting Agreement between the Registrant and MR & Associates dated January 1992 (incorporated by reference to exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992).

10.7 Amendment of Consulting Services Agreement between the Registrant and MR and Associates effective as of February 1, 1996
            (incorporated by reference to Exhibit 10.6 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.8**      1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated
            December 28, 1992 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on form 10-K for the year ended
            December 31, 1992).

10.9**      Employment Agreement between the Registrant and Douglas A.
            Buffington dated January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994).

10.10**     Agreement between the Registrant and Randy A. Hamill dated
            January 2, 1997.

10.11       Amended and Restated Licensing Agreement between Ladies Professional
            Golf Association and the Registrant dated July 1, 1996.
            (incorporated by reference to Exhibit 12 of the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996).

10.12 Second amendment to loan and security agreement between Registrant and PNC Bank dated December 1, 1997 (incorporated by reference to
            Exhibit 99 of the Registrant's Current Report on Form 8-K dated
            December 26, 1994.

27          Financial Data Schedule.


--------------------------------------------------------------------------------
* In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Act is 0-14146.

**   Management contract or management compensatory plan or arrangement.