Form 10-Q
period 1998-03-29
S2 GOLF INC
filed 1998-05-13
CIK 782126

--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                    -----    -----

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

                                (973) 227-7783
                                --------------
              (Registrant's telephone number, including area code)

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

On April 27, 1998, 2,218,846 shares of common stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I.                     FINANCIAL INFORMATION                  Page No.
                                                                   --------
Item 1.     Financial Statements
            --------------------

            Balance Sheets - March 29, 1998 and December 31, 1997     2

            Statements of Operations - Three Months Ended
            March 29, 1998 and March 31, 1997                         3

            Statements of Cash Flow-Three Months Ended
            March 29, 1998 and March 31, 1997                         4
            Notes to Financial Statements                             5

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                       6
            -----------------------------------

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          9
            --------------------------------

            Signatures                                               11


                                 S2 GOLF INC.
                                BALANCE SHEETS


Item 1.  Financial Statements


                                                  March 29,      December 31,
                                                    1998             1997
                                                -------------   --------------
ASSETS

Current Assets

Cash                                                 $46,672      $121,431
Accounts Receivable (Net of Allowance
  for Doubtful Acco$313,025 in 1998
  and $320,930 in 1997                             5,453,221     3,722,924
Inventory (Note 3)                                 4,644,985     3,094,302
Prepaid Expenses                                      28,763        44,660
Deferred Income Taxes                                372,879       372,879
                                                 -----------    ----------
       Total Current Assets                       10,546,520     7,356,196


Plant and Equipment - Net                             65,862        79,474
Non-Current Deferred Income Taxes                     30,034        30,034
Other Assets - Net                                   161,043       164,472
                                                 -----------    ----------

       Total Assets                              $10,803,459    $7,630,176
                                                 ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                             $5,014,947    $2,921,832
Accounts Payable                                   1,515,272       608,724
Accrued Expenses                                     388,306       336,909
Other Current Liabilities                             52,428        53,386
                                                 -----------    ----------
       Total Current Liabilities                   6,970,953     3,920,851

Non-Current Liabilities                              188,681       202,231
                                                 -----------    ----------

       Total Liabilities                           7,159,634     4,123,082

Commitments and Contingencies

Shareholders' Equity



Common Stock, $.01 Par; 12,000,000
  Authorized Shares: 2,218,605 Issued and
  Outstanding at March 31, 1998 and
   December 31, 1997                                  22,186        22,186
Additional Paid in Capital                         4,036,802     4,036,802
Accumulated Deficit                                 (415,163)     (551,894)
                                                 -----------    ----------

       Total Shareholders' Equity                  3,643,825     3,507,094
                                                 -----------    ----------

       Total Liabilities and Shareholders'
        Equity                                   $10,803,459    $7,630,176
                                                 ===========    ==========


                       See notes to financial statements

                                 S2 GOLF INC.

                           STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED

                                                               March 29,            March 31,
                                                                 1998                 1997
                                                            ---------------      ---------------
Net Sales                                                       $3,385,629           $2,837,433
Cost of Goods Sold                                               2,287,567            1,978,215
                                                            ---------------      ---------------
Gross Profit                                                     1,098,062              859,218
                                                            ---------------      ---------------

Operating Expenses:
  Selling                                                          478,746              384,932
  General & Administrative                                         293,255              265,922
                                                            ---------------      ---------------
Total Operating Expenses                                           772,001              650,854
                                                            ---------------      ---------------
Operating Income                                                   326,061              208,364
                                                            ---------------      ---------------

Other Income (Expense)
  Interest Expense
  Other Income (Expense)                                           (99,479)             (58,588)
Other - Net                                                          1,075                 (503)
                                                            ---------------      ---------------
                                                                   (98,404)             (59,091)

Income Before Income Taxes                                         227,657              149,273


Provision for Income Taxes                                          90,926               10,146
                                                            ---------------      ---------------


Net Income                                                        $136,731             $139,127
                                                            ===============      ===============


Earnings (Loss) Per Common Share-Basic                               $0.06                $0.06
                                                            ===============      ===============
                                 Diluted                             $0.05                $0.06
                                                            ===============      ===============

Weighted Average Number of Shares Outstanding-Basic              2,218,605            2,210,171
                                              Diluted            2,490,018            2,238,839

                       See notes to financial statements

                                 S2 GOLF INC.
                           STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                                   UNAUDITED

                                                                                    March 29,            March 31,
                                                                                      1998                 1997
                                                                                ----------------     ----------------
OPERATING ACTIVITIES
  Net Income (Loss)                                                                    $136,731             $139,127
  Adjustments to Reconcile Net Income to Net Cash (used)
     Provided By Operating Activities:
     Depreciation and Amortization                                                       17,241               38,230
     Other                                                                                    0               (6,966)
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                                             (1,730,297)          (1,641,063)
     Inventory                                                                       (1,550,683)            (667,872)
     Prepaid Expenses                                                                    15,897                 (234)
     Other Assets                                                                          (200)             (30,689)
     Accounts Payable and Accured Expenses                                              957,945              795,717
     Other - Net                                                                        (14,508)               2,786
                                                                                ----------------     ----------------

NET CASH (USED) IN OPERATIONS                                                        (2,167,874)          (1,370,964)
                                                                                ----------------     ----------------

INVESTING ACTIVITIES
  Purchase of Equipment                                                                       0               (5,601)
                                                                                ----------------     ----------------

FINANCING ACTIVITIES
  Net Proceeds from Line of Credit                                                    2,093,115            1,210,123
                                                                                ----------------     ----------------

INCREASE (DECREASE) IN CASH                                                             (74,759)            (166,442)

CASH - BEGINNING OF PERIOD                                                              121,431              166,592
                                                                                ----------------     ----------------

CASH - END OF PERIOD                                                                    $46,672                 $150
                                                                                ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period
     Interest                                                                           $61,583              $43,588


                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The unaudited financial statements and related notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

1)  Earnings Per Share
    ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS 128 for the quarter ended March 31,1997. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

2)  Recent Accounting Pronouncements
    --------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an enterprise and Related Information", which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoptions of SFAS No. 131 will have on its financial statements for the year ending December 31, 1998.

3)    Inventory

Inventory at March 29, 1998 and December 31, 1997 consists of the following:


                    March 29,   December 31,
                      1998         1997
                   ----------  ------------
Finished Goods     $1,202,622    $  819,423
Work In Process        25,000        25,000
Raw Materials       3,417,363     2,249,879
                   ----------    ----------
                   $4,644,985    $3,094,302

4)   Employment Agreements

In April 1998, the Company entered into an employment agreement with Douglas A. Buffington, effective January 1, 1998, with a term ending December 31, 2002.
The agreement states that Mr. Buffington shall serve the Company as President, Chief Operating Officer and Chief Financial Officer. Mr. Buffington's annual base salary under the agreement is $137,500 for the year ending December 31, 1998 and $150,000 for the consecutive years ending December 31, 1999 through 2002. Bonuses and the issuance of stock options are at the discretion of the Board. The agreement also entitles Mr. Buffington to receive from the Company health and disability benefits, reimbursement of certain expenses and a $750,000 life insurance policy with Mr. Buffington's spouse as beneficiary. If the agreement is terminated, the agreement provides that Mr. Buffington is only entitled to receive the unpaid balance of his salary pro-rated and accrued to the date of termination.

5)   Revolving Line of Credit

Effective March 18, 1998, the Company entered into an agreement to temporarily increase of its revolving line of credit from $5,000,000 to $5,500,000. This increase is effective through May 31, 1998 and is pursuant to the Loan Agreement and Revolving Note with PNC Bank as amended on June 30, 1997. Under said agreement, on March 29, 1998 the Company had $485,053 available under the line and $7,980 in letters of credit written but not drawn.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net Sales for the three-month period ended March 29, 1998 increased $548,196 or 19% to $3,385,629 as compared to $2,837,433 for the same period in 1997. This increase is primarily due to: 1) a 38% increase in sales of the Light and Easy product line along with a 34% increase in the new Agree line of women's clubs which replaced the 1997 Classic Lady line; 2) increased distribution to new and existing on course and off course accounts.

Gross profit as a percentage of sales increased to 32.4% for the three-month period ended March 29, 1998 as compared to 30.2% for the same period in 1997. The increase of 2.2% is primarily due to increased sales of higher margin products such as the Light and Easy and Power Circle Graphite which had gross margin increases of 4.89% and 6.97% respectively over 1997.

Selling expenses increased $93,814 for the three-months ended March 29, 1998 to $478,746 versus $384,932 for the same period in 1997. The increase is primarily due to increased commission expense due to increased sales volume, as well as increases in advertising expense and LPGA Royalty expense per the Company's agreement with the LPGA.

General and Administrative expenses increased $27,333 to $293,255 for the three-month period ended March 29, 1998 as compared to $265,922 for the same period in 1997. This increase is primarily due to an increase in payroll expense as well as an increase in the provision for bad debt offset by a decrease in amortization expense related to a non-compete agreement with a former officer which was fully amortized in June of 1997.

Interest expense for the three-month period March 29, 1998 increased $40,890 over the same period in 1997 due to an overall increase in the average loan balance offset by a lower interest rate. The average balance for the three-months ended March 29, 1998 was approximately $4,536,833 at 8.5% versus $2,391,832 at 10.5% for the same period in 1997.

The Company's net income before taxes was $227,657 for the three-month period ended March 29, 1998 versus $149,273 for the same time in 1997. This improvement of approximately 53% was the result of increased sales volume of approximately 19%.

The Company's effective tax rate was 41% for the period ended March 29, 1998 versus 7% for the same period in 1997. This increase is due to the utilization of substantially all the Company's available Net Operating Loss carryforwards in the year ended December 31, 1997.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at March 29, 1998 increased $140,222 from December 31, 1997 to $3,575,567 due to increased current assets of $3,190,324 offset by increased current liabilities of $3,050,102. The increase in current assets is primarily due to an increase of $1,730,297 in accounts receivable resulting from first quarter sales activity as is typical to the Company due to the cyclical nature of the golf industry. In addition, inventory increased $1,550,683 due to increased purchases in the 4th quarter of 1997 and 1st quarter of 1998 as the continued result of management's decision to increase raw material purchases in both quarters to meet anticipated demand in 1998. The increase in inventory purchases also resulted in the increase in current liabilities with amounts due under the credit facility and accounts payable at March 29, 1998 increasing $2,093,115 and $906,548, respectively, compared to March 31, 1997.

The increase in working capital of $1,051,337 at March 29, 1998 from March 31, 1997 is due to increased current assets of $3,741,221 offset by increased current liabilities of $2,689,884. The increase in current assets is primarily due to increased accounts receivable of $1,382,478 resulting from increased sales volume and, increased inventory of $2,103,912 due to increased 1st quarter purchases. The increase in current liabilities is primarily the result of increased bank borrowings of $2,032,578 resulting from the increased inventory purchases.

Cash used in operations was $2,167,874 and $1,370,964 for the three-months ended March 29, 1998 and March 31, 1997 respectively. This increase resulted from increased accounts receivable and inventory.

Cash provided by financing activity amounted to $2,093,115 for the three-month period ending March 29, 1998 as compared to $1,210,123 for the same period in 1997. This increase was the result of increased borrowings under the Company's line of credit to finance increased inventory purchases.

Effective March 18, 1998, the Company entered into an agreement to temporarily increase of its revolving line of credit from $5,000,000 to $5,500,000. This increase is effective through May 31, 1998 and is pursuant to the Loan Agreement and Revolving Note with PNC Bank as amended on June 30, 1997. Under said agreement, on March 29, 1998 the Company had $485,053 available under the line and $7,980 in letters of credit written but not drawn.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an enterprise and Related Information", which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoptions of SFAS No. 131 will have on its financial statements for the year ending December 31, 1998.

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

Exhibit
Number                           Description of Exhibit*
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

10.10** Agreement between the Registrant and Randy A. Hamill dated January 2, 1997.

10.11 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the Registrant dated July 1, 1996 (incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10K for the year ended December 31, 1996).

10.12 Second amendment to loan and security agreement between Registrant and PNC Bank dated December 1, 1997 (incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K dated December 26, 1994.

10.13 Employment agreement between Registrant and Douglas A. Buffington dated January 1, 1998.

27        Financial Data Schedule.

No Current reports on Form 8-K were filed for the first quarter ended March 29, 1998

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

May 8, 1998                         /s/ Douglas A. Buffington
-----------                         -------------------------
Dated:                              By:
                                       Douglas A. Buffington
                                       President and Chief
                                       Operating Officer