Form 10-Q
period 1998-06-29
S2 GOLF INC
filed 1998-08-12
CIK 782126

--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1998.

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

On July 30, 1998, 2,218,961 shares of common stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                           Page No.
                                                                           --------
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements
                    --------------------

                    Balance Sheets - June 29, 1998 and December 31, 1997         2

                    Statements of Operations - Three Months Ended
                    June 29, 1998 and June 30, 1997                              3

                    Statements of Operations - Six Months Ended
                    June 29, 1998 and June 30, 1997                              4

                    Statements of Cash Flows - Six Months Ended
                    June 29, 1998 and June 30, 1997                              5

                    Notes to Financial Statements                                6

Item 2.             Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations                          8
                    -----------------------------------

PART II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                            11
                    --------------------------------

                    Signatures                                                  13


                                 S2 GOLF INC.
                                BALANCE SHEETS

Item 1.  Financial Statements

                                                            June 29,       December 31,
                                                              1998            1997
                                                          -----------      -----------
                                                          (unaudited)
ASSETS
Current Assets

Cash                                                          $11,448        $121,431
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of$311,903 in 1998
  and $320,930 in 1997                                      4,193,529       3,722,924
Inventory(Note 3)                                           5,197,895       3,094,302
Prepaid Expenses                                               27,726          44,660
Deferred Income Taxes                                         372,879         372,879
                                                          -----------      -----------
        Total Current Assets                                9,803,477       7,356,196


Plant and Equipment - Net                                      63,430          79,474
Non-Current Deferred Income Taxes                              30,034          30,034
Other Assets - Net                                            161,120         164,472
                                                          -----------      -----------

       Total Assets                                       $10,058,061      $7,630,176
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                                      $4,292,867      $2,921,832
Accounts Payable                                            1,129,603         608,724
Accrued Expenses                                              511,644         336,909
Other Current Liabilities                                      53,616          53,386
                                                          -----------      -----------
       Total Current Liabilities                            5,987,730       3,920,851

Non-Current Liabilities                                       174,823         202,231
                                                          -----------      -----------

       Total Liabilities                                    6,162,553       4,123,082

Commitments and Contingencies

Shareholders' Equity



Common Stock, $.01 Par; 12,000,000
   Authorized Shares: 2,218,966 and 2,218,605 Issued and
   Outstanding at June 29, 1998 and December 31, 1997          22,190          22,186
Additional Paid in Capital                                  4,038,798       4,036,802
Accumulated Deficit                                          (165,480)       (551,894)
                                                          -----------      -----------

       Total Shareholders' Equity                           3,895,508       3,507,094
                                                          -----------      -----------

       Total Liabilities and Shareholders' Equity         $10,058,061      $7,630,176
                                                          ===========      ===========

                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Operations
                          For the Three Months Ended
                                   Unaudited

                                                         June 29,      June 30,
                                                           1998          1997
                                                        ----------    ----------
Net Sales                                               $3,611,429    $3,435,134
Cost of Goods Sold                                       2,387,303     2,342,422
                                                        ----------    ----------
Gross Profit                                             1,224,126     1,092,712
                                                        ----------    ----------

Operating Expenses:
  Selling                                                  423,424       374,441
  General & Administrative                                 297,357       287,717
                                                        ----------    ----------
Total Operating Expenses                                   720,781       662,158
                                                        ----------    ----------
Operating Income                                           503,345       430,554
                                                        ----------    ----------

Other Income/(Expense)
  Interest Expense                                        (115,424)     (103,489)
  Other Income/(Expense)                                    34,113        (5,001)
                                                        ----------    ----------
Other - Net                                                (81,311)     (108,490)
                                                        ----------    ----------

Income Before Income Taxes                                 422,034       322,064



Provision (Benefit) for Taxes                              172,355       (12,716)
                                                        ----------    ----------

Net Income
                                                          $249,679      $334,780
                                                        ==========    ==========

Earnings Per Common Share-Basic                              $0.11         $0.15
Earnings Per Common Share-Diluted                            $0.10         $0.15

Weighted Average Number of Shares Outstanding-Basic      2,218,925     2,211,742
Weighted Average Number of Shares Outstanding-Diluted    2,453,806     2,267,150


                       See notes to financial statements

                                 S2 GOLF INC.

                           Statements of Operations
                           For the Six Months Ended
                                   Unaudited

                                                         June 29,      June 30,
                                                           1998          1997
                                                        ----------    ----------
Net Sales                                               $6,997,058    $6,272,567
Cost of Goods Sold                                       4,674,870     4,320,637
                                                        ----------    ----------
Gross Profit                                             2,322,188     1,951,930
                                                        ----------    ----------

Operating Expenses:
  Selling                                                  902,170       759,373
  General & Administrative                                 590,612       553,639
                                                        ----------    ----------
Total Operating Expenses                                 1,492,782     1,313,012
                                                        ----------    ----------
Operating Income                                           829,406       638,918
                                                        ----------    ----------

Other Income/(Expense)
  Interest Expense                                        (214,903)     (162,077)
  Other Income/(Expense)                                    35,192        (5,504)
                                                        ----------    ----------
Other - Net                                               (179,711)     (167,581)
                                                        ----------    ----------

Income Before Income Taxes                                 649,695       471,337



Provision (Benefit) for Taxes                              263,281        (2,570)
                                                        ----------    ----------

Net Income
                                                          $386,414      $473,907
                                                        ==========    ==========

Earnings Per Common Share-Basic                              $0.17         $0.21
Earnings Per Common Share-Diluted                            $0.16         $0.21

Weighted Average Number of Shares Outstanding-Basic      2,218,848     2,211,742
Weighted Average Number of Shares Outstanding-Diluted    2,475,005     2,246,567

                       See notes to financial statements

                                 S2 GOLF INC.
                           Statements of Cash Flows
                           For the Six Months Ended
                                   Unaudited

                                                                  June 29,       June 30,
                                                                    1998           1997
                                                                 ----------     ---------
OPERATING ACTIVITIES
  Net Income                                                       $386,414      $473,907
  Adjustments to Reconcile Net Income to Net Cash Used In
     Operating Activities:
     Depreciation and Amortization                                   25,102        76,532
     Deferred Income Taxes                                                0       (60,506)
     Issuance of Stock for Compensation                               2,000         6,999
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                           (470,605)   (1,040,467)
     Inventory                                                   (2,103,593)     (577,720)
     Prepaid Expenses                                                16,934        16,607
     Other Assets                                                      (200)      (30,689)
     Accounts Payable and Accrued Expenses                          695,614       459,503
     Other - Net                                                    (27,178)      (29,977)
                                                                 ----------     ---------

NET CASH USED IN OPERATIONS                                      (1,475,512)     (705,811)
                                                                 ----------     ---------

INVESTING ACTIVITIES
  Purchase of Equipment                                              (5,506)      (11,930)

FINANCING ACTIVITIES
  Proceeds from Line of Credit                                    1,371,035       662,339

(DECREASE) IN CASH                                                 (109,983)      (55,402)

CASH - BEGINNING OF PERIOD                                          121,431       166,592
                                                                 ----------     ---------

CASH - END OF PERIOD                                                $11,448      $111,190
                                                                 ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the period:
     Interest                                                      $180,949      $136,889
     Income Taxes                                                   $50,000            $0

                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The unaudited financial statements and related notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

1)  Earnings Per Share
    ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS 128 for the three and six-month period ended June 29,1998. The dilutive effect of outstanding stock options issued by the Company represents the only difference between the denominator used for the basic earnings per share calculation and denominator used for the dilutive earnings per share calculation.

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

3)   Inventory

Inventory at June 29, 1998 and December 31, 1997 consists of the following:

                   June 29,   December 31,
                     1998        1997
                  ----------  ------------
Finished Goods    $  784,143    $  819,423
Raw Materials      4,413,752     2,274,879
                  ----------    ----------
                  $5,197,895    $3,094,302

4)  Revolving Line of Credit

Effective March 18, 1998, the Company entered into an agreement to temporarily increase of its revolving line of credit from $5,000,000 to $5,500,000. This increase was effective through May 31, 1998 and subsequently adjusted to extend to June 30, 1998 and is pursuant to the Loan Agreement and Revolving Note with PNC Bank as amended on June 30, 1997. Under said agreement, on June 29, 1998 the Company had $783,745 available under the line and $43,843 in letters of credit written but not drawn.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net sales for the three- and six-month period ended June 29, 1998 increased $176,295 and $724,491 respectively, to $3,611,429 and $6,997,058 as compared to
$3,435,134 and $6,272,567 for the same period in 1997. These increases are due to approximately $546,000 of new account sales.

Gross profit as a percentage of net sales increased to 33.2% for the six-month period ended June 29, 1998 as compared to 31.1% for the same period in 1997. The increase of 2.1% continues to be due to increased sales and sales of higher margin products.

Selling expenses for the three- and six-month period ended June 29, 1998 increased $48,983 and $142,797 respectively over the same period in 1997. This increase is primarily due to increases of approximately 28% in advertising as well as a 17% increase in sales commissions due to increased sales.

General and Administrative expenses for the three- and six-month period ended June 29, 1998 increased $9,640 and $36,973 as compared to the same period in 1997. These increases continue to be due to increased payroll and related tax as well as an increase in the provision for bad debts.

Interest expense for the three- and six-month period ended June 29, 1998 increased $11,935 and $52,826 respectively, as compared to the same periods in 1997 due to an overall increase in the average loan balance offset by lower interest rates.

The Company's net income before tax for the three- and six-month period ended June 29, 1998 was $422,034 and $649,695, respectively, an increase of 31% and 38% over the same period in 1997. This improvement is the result of increased sales volume and improved margins.

The Company's effective tax rate was 41% for the three- and six-month period ended June 29, 1998 as compared to a benefit recorded for the same periods in 1997. The increased tax is due to the utilization of substantially all of the Company's available Net Operating Loss carryforwards in the year ended December 31, 1997.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at June 29, 1998 increased $380,402 from December 31, 1997 to $3,815,747 due to increased current assets of $2,447,281 offset by increased current liabilities of $2,066,879. The increase in current assets is primarily due to an increase of $470,605 in accounts receivable as is typical to the Company due to the cyclical nature of the golf industry. In addition , inventory increased $2,103,593 due to increased purchases in the first two quarters of 1998 over 1997 in connection with management's decision to increase raw material purchases to meet anticipated demand in 1998. The increase in inventory purchases continue to result in increased current liabilities, specifically as they relate to the credit facility and accounts payable which had increases of $1,371,035 and $520,879 respectively.

The increase in working capital of $862,934 at June 29, 1998 from June 30, 1997 is due to increased current assets of $3,473,486 offset by increased current liabilities of $2,610,552. The increase in current assets is primarily due to increased accounts receivable of $732,382 resulting from increased sales volume and increased inventory of $2,746,974 due to increased purchases in the first half of 1998 over the same in 1997. The increase in inventory purchases also resulted in the increase in bank borrowings and accounts payable of $1,858,081 and $630,992, respectively.

Cash used in operations was $1,475,512 and $705,811 for the six months ended June 29, 1998 and June 30, 1997, respectively. The increase resulted from increased accounts receivable and inventory purchases.

Cash provided by financing activity amounted to $1,371,035 for the six month period ended June 29, 1998 as compared to $622,339 for the same period in 1997. The increase is the result of increased borrowings to finance increased inventory purchases.

Effective March 18, 1998, the Company entered into an agreement to temporarily increase its revolving line of credit from $5,000,000 to $5,500,000.

This increases was effective through May 31, 1998 and subsequently adjusted to extend to June 30, 1998 and is pursuant to the Loan Agreement and Revolving Note with PNC Bank as amended on June 30, 1997. Under said agreement on June 29, 1998 the Company has $783,745 available under the line and $43,848 in letters of credit written but not drawn.

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

On or about July 13, 1998 the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to effectively register the issuance by the Company of 1,152,595 shares of Common Stock which may be issued upon exercise of options granted to date and that may be granted in the future under the 1998 Employee Stock Plan, 1984 Incentive Stock Option Plan, 1992 Stock Plan for Independent Directors, Written Compensation Contracts with Various Executives and Employees and Written Compensation Contracts with Various Consultants. The Registration Statement and reoffer prospectus included in the filing were intended to register for reoffer and/or resale 50,000 shares of Common Stock that have been issued and that my be issued in the future as "restricted securities" under the 1992 Stock Plan for Independent Directors and shares of Common Stock that may be issued upon exercise of options granted or that may be granted in the future under the other plans listed above by persons who may be considered affiliates of the Company as defined by Rule 405 under the Act.

Year 2000 Compliance
--------------------

The Company has completed a review of its information systems and applications in preparation for the year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses, including depreciation and amortization of new systems and remediation to bring current systems into compliance are not expected to have a material impact on the Company's financial condition. The Company expects its system to be Year 2000 compliant by 1999. The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

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

10.10** Agreement between the Registrant and Randy A. Hamill dated January 2, 1997.

10.11 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the Registrant dated July 1, 1996 (incorporated by reference to exhibit 12 of the Registrants Annual Report on Form 10K for the year ended December 31, 1996).

10.12 Second amendment to loan and security agreement between Registrant and PNC Bank dated December 1, 1997 (incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K dated December 26, 1994.

10.13 Employment agreement between Registrant and Douglas A. Buffington dated January 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 29, 1998)

27       Financial Data Schedule.

No Current reports on Form 8-K were filed for the second quarter ended June 29, 1998

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

                                    S2 GOLF INC.

Aug 10, 1998
Dated:                              By:  /s/ Douglas A. Buffington
                                         -------------------------
                                         Douglas A. Buffington
                                         President and Chief
                                         Operating Officer