Form 10-Q
period 1998-09-25
S2 GOLF INC
filed 1998-10-28
CIK 782126

--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998.

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

On October 14, 1998, 2,219,316 shares of common stock, $.01 par value, were issued and outstanding.


--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION                               Page No.
                                                               --------

Item 1.    Financial Statements
           --------------------

           Balance Sheets -September 25, 1998 and
           December 31, 1997                                         2

           Statements of Operations - Three Months Ended
           September 25, 1998 and September 29, 1997                 3

           Statements of Operations - Nine Months Ended
           September 25, 1998 and September 29, 1997                 4

           Statements of Cash Flows-Nine Months Ended
           September 25, 1998 and September 29, 1997                 5

           Notes to Financial Statements                             6

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations                       7
           -----------------------------------

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         10
           --------------------------------

           Signatures                                               12

                                 S2 GOLF, INC.
                                BALANCE SHEETS

Item 1.  Financial Statements

                                                                 September 25,    December 31,
                                                                     1998             1997
      ASSETS                                                     -------------    -----------

Current Assets

Cash                                                                       $0         $121,431
Accounts Receivable (Net of Allowance
  for Doubtful Accounts of $332,458 in 1998
  and $320,930 in 1997)                                             2,996,117        3,722,924
Inventory(Note 3)                                                   4,364,875        3,094,302
Prepaid Expenses                                                       82,752           44,660
Deferred Income Taxes                                                 451,640          372,879
                                                                 ------------      -----------
        Total Current Assets                                        7,895,384        7,356,196


Plant and Equipment - Net                                              69,003           79,474
Non-Current Deferred Income Taxes                                      39,095           30,034
Other Assets - Net                                                    157,490          164,472
                                                                 ------------      -----------

       Total Assets                                                $8,160,972       $7,630,176
                                                                 ============      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-Term Borrowings                                              $2,892,265       $2,921,832
Accounts Payable                                                      663,792          608,724
Accrued Expenses                                                      443,887          336,909
Other Current Liabilities                                              60,544           53,386
                                                                 ------------      -----------
       Total Current Liabilities                                    4,060,488        3,920,851

Non-Current Liabilities                                               164,596          202,231
                                                                 ------------      -----------

       Total Liabilities                                            4,225,084        4,123,082

Commitments and Contingencies

Shareholders' Equity



Common Stock, $.01 Par; 12,000,000
   Authorized Shares: 2,219,316 and 2,218,605 Issued and
   Outstanding at September 25, 1998 and December 31, 1997             22,193           22,186
Additional Paid in Capital                                          4,040,795        4,036,802
Accumulated Deficit                                                  (127,100)        (551,894)
                                                                 ------------      -----------

       Total Shareholders' Equity                                   3,935,888        3,507,094
                                                                 ------------      -----------

       Total Liabilities and Shareholders' Equity                  $8,160,972       $7,630,176
                                                                 ============      ===========


                       See notes to financial statements

                                 S2 GOLF, INC.

                           Statements of Operations
                          For the Three Months Ended
                                   Unaudited


                                                      September 25,  September 29,
                                                           1998           1997
                                                       ------------   -------------
Net Sales                                                $2,411,982    $2,859,749
Cost of Goods Sold                                        1,653,719     1,939,425
                                                       ------------  ------------
Gross Profit                                                758,263       920,324
                                                       ------------  ------------

Operating Expenses:
  Selling                                                   336,104       374,923
  General & Administrative                                  267,342       254,814
                                                       ------------  ------------
Total Operating Expenses                                    603,446       629,737
                                                       ------------  ------------
Operating Income                                            154,817       290,587
                                                       ------------  ------------

Other Income/(Expense)
  Interest Expense                                          (85,486)      (72,442)
  Other Income/(Expense)                                     (4,828)          100
                                                       ------------  ------------
Other - Net                                                 (90,314)      (72,342)
                                                       ------------  ------------

Income Before Income Taxes                                   64,503       218,245



Provision for Taxes                                          26,124        51,956
                                                       ------------  ------------

Net Income
                                                            $38,379      $166,289
                                                       ============  ============

Earnings Per Common Share-Basic                               $0.02         $0.08
Earnings Per Common Share-Diluted                             $0.02         $0.07

Weighted Average Number of Shares Outstanding-Basic       2,219,300     2,213,788
Weighted Average Number of Shares Outstanding-Diluted     2,306,652     2,307,114


                       See notes to financial statements

                                 S2 GOLF, INC.

                           Statements of Operations
                           For the Nine Months Ended
                                   Unaudited

                                                       September 25,  September 29,
                                                            1998          1997
                                                       ------------  ------------
Net Sales                                                $9,409,041    $9,132,316
Cost of Goods Sold                                        6,328,589     6,260,062
                                                       ------------  ------------
Gross Profit                                              3,080,452     2,872,254
                                                       ------------  ------------

Operating Expenses:
  Selling                                                 1,238,274     1,134,296
  General & Administrative                                  857,954       808,453
                                                       ------------  ------------
Total Operating Expenses                                  2,096,228     1,942,749
                                                       ------------  ------------
Operating Income                                            984,224       929,505
                                                       ------------  ------------

Other Income/(Expense)
  Interest Expense                                         (300,389)     (234,519)
  Other Income/(Expense)                                     30,364        (5,404)
                                                       ------------  ------------
Other - Net                                                (270,025)     (239,923)
                                                       ------------  ------------

Income Before Income Taxes                                  714,199       689,582



Provision  for Taxes                                        289,405        49,386

Net Income
                                                           $424,794      $640,196
                                                       ============  ============
Earnings Per Common Share-Basic                               $0.19         $0.29
Earnings Per Common Share-Diluted                             $0.18         $0.28

Weighted Average Number of Shares Outstanding-Basic       2,218,997     2,213,788
Weighted Average Number of Shares Outstanding-Diluted     2,408,706     2,284,019

                       See notes to financial statements

                                 S2 GOLF, INC.

                           Statements of Cash Flows
                           For the Nine Months Ended
                                   Unaudited

                                                              September 25,  September 29,
                                                                    1998          1997
                                                              -------------  -------------
OPERATING ACTIVITIES
  Net Income                                                     $424,794      $640,196
  Adjustments to Reconcile Net Income to Net Cash Used In
     Operating Activities:
     Depreciation and Amortization                                 42,376        90,959
     Deferred Income Taxes                                        (87,822)     (105,795)
     Issuance of Stock for Compensation                             4,000        11,430
Cash Flow Provided (Used) by Operating Activities as a
  Result of Changes in:
     Accounts Receivable                                          726,807      (595,517)
     Inventory                                                 (1,270,573)     (797,063)
     Prepaid Expenses                                             (38,092)        3,883
     Other Assets                                                  (3,906)      (30,989)
     Accounts Payable and Accrued Expenses                         55,068       497,521
     Other - Net                                                   76,501       (45,002)
                                                             ------------  ------------

NET CASH USED IN OPERATIONS                                       (70,847)     (330,377)
                                                             ------------  ------------

INVESTING ACTIVITIES
  Purchase of Equipment                                           (21,017)      (12,737)
                                                             ------------  ------------

FINANCING ACTIVITIES
Proceeds (Payments) on Line of Credit                             (29,567)      281,660
                                                             ------------  ------------

(DECREASE) IN CASH                                               (121,431)      (61,454)

CASH - BEGINNING OF PERIOD                                        121,431       166,592
                                                             ------------  ------------

CASH - END OF PERIOD                                                   $0      $105,138
                                                             ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the period:
     Interest                                                    $277,852      $212,418
     Income Taxes                                                $124,571            $0


                       See notes to financial statements

                                 S2 GOLF, INC.
                         Notes to Financial Statements

Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.
For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

1)  Earnings Per Share
    ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS 128 for the three and nine-month periods ended September 25,1998. The dilutive effect of outstanding stock options issued by the Company represents the only difference between the denominator used for the basic earnings per share calculation and denominator used for the dilutive earnings per share calculation.

2)  Recent Accounting Pronouncements
    --------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this pronouncement impacts disclosure only, it will have no effect on the financial position, results of operations, or cash flows of the Company.

3)   Inventory

Inventory at September 25, 1998 and December 31, 1997 consists of the following:


                        September 25,          December 31,
                            1998                  1997
                       ----------------       -------------
Finished Goods             $  872,975          $  819,423
Raw Materials               3,491,900           2,274,879
                           ----------          ----------
                           $4,364,875          $3,094,302
                           ==========          ==========


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Net sales for the three and nine-month period ended September 25, 1998 decreased $447,767 and increased $276,725 respectively, to $2,411,982 and $9,409,041 as
compared to $2,859,749 and $9,132,316 for the same periods in 1997.   The
decrease in sales for the quarter was due to the overall sluggish golf industry resulting in a significant overhang of manufacturers club inventory at the retail level. The increase in revenue for the nine-months is attributable to the growing acceptance of the company's female equipment in spite of this overall sluggishness in the industry.

Gross profit as a percentage of net sales increased to 32.7% for the nine-month period ended September 25, 1998 as compared to 31.4% for the same period in 1997. The increase of 1.3% is due to increased sales of higher margin products such as the ladies Light & Easy and men's Power Circle. Gross profit for the three-month period ended September 25, 1998 was 31.4% versus 32.2% for the comparable period in 1997. This lower margin was attributable to golf bags being sold at reduced margins.

Selling expenses for the three and nine-month period ended September 25, 1998 decreased $38,819 and increased $103,978 respectively over the comparable periods in 1997. The change in each respective period is primarily attributable to the change in net sales as compared to the same period in 1997.

General and Administrative expenses for the three and nine-month period ended September 25, 1998 increased $12,528 and $49,501 as compared to the same period in 1997. Both of these increases are mainly attributable to an increase in the company's bad debt provision.

Interest expense for the three and nine-month period ended September 25, 1998 increased $13,044 and $65,870 respectively, as compared to the same periods in 1997 due to an overall increase in the average loan balance offset by lower interest rates.

The Company's net income before tax for the three and nine-month period ended September 25, 1998 was $64,503 and $714,199 respectively, as compared to $218,245 and $689,582 for the same period in 1997. These differences are attributable to the sales volume differences previously explained.

The Company's effective tax rate was 40.5% for the nine-month period ended September 25, 1998 as compared to 7% recorded for the same periods in 1997. The increased tax expense is due to the utilization of substantially all of the Company's available Net Operating Loss carryforwards in the year ended December 31, 1997.

Financial Condition and Liquidity
---------------------------------

The Company's working capital at September 25, 1998 increased $399,551 from December 31, 1997 to $3,834,896 due to increased current assets of $539,188 offset by increased current liabilities of $139,637. The increase in current assets is primarily due to an increase of $1,270,573 in inventory offset by a decrease in accounts receivable of $726,807.

Cash used in operations was $70,847 and $330,377 for the nine months ended September 25, 1998 and September 29, 1997, respectively. The increase resulted from increased inventory purchases.

Cash payments for financing activity amounted to $29,567 for the nine-month period ended September 25, 1998 as compared to cash proceeds of $281,660 for the same period in 1997. The decrease is the result of a shift in borrowing activity for inventory purchases wherein significant purchases were made in the first half of 1998 versus 1997 where borrowings increased in the third quarter to meet demand in the fourth quarter of 1997. Based on inventory levels at the end of nine months in 1998, the Company believes it is in the position to meet demand for the fourth quarter of 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this pronouncement impacts disclosure only, it will have no effect on the financial position, results of operations, or cash flows of the Company.

Year 2000 Compliance
--------------------

The Company has completed a review of its information systems and applications in preparation for the year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to remediate and bring current systems into compliance are not expected to exceed $100,000. The Company believes that it will be year 2000 compliant in the fourth quarter of 1999. The Company believes its vendors and other third parties on whom it relies will be timely converted and/or have no Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company. None of the Company's products or manufacturing systems will be effected by the Year 2000 issue. As the Company believes it will be timely converted and not affected by Year 2000 compliance issues, it has not established a contingency plan.

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

10.10**Agreement between the Registrant and Randy A. Hamill dated January 2,
       1997.

10.11 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the Registrant dated July 1, 1996 (incorporated by reference to Exhibit 12 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1996).

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

                                           S2 GOLF, INC.

October 26, 1998                           s/s Douglas A. Buffington
----------------                           -------------------------
Dated:                                     By:
                                               Douglas A. Buffington
                                               President and Chief
                                               Operating Officer