Form 10-K405
period 1998-12-31
S2 GOLF INC
filed 1999-03-31
CIK 782126

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                Commission File
December 31, 1998                                        Number O-14146

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

            Securities registered pursuant to 12(b) of the Act: None
               Securities registered pursuant to 12(g) of the Act:
                          Common Stock, Par Value $.01
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,027,668. This calculation is based upon the closing price of the registrant's common stock on March 17, 1999.

The number of shares of the registrant's Common Stock outstanding as of March 17, 1999 was 2,219,312.

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

S2 Golf, Inc. (the "Company" or "Square Two") was incorporated under the laws of the state of New Jersey in February 1982. The Company manufactures and markets a proprietary line of golf equipment, including golf clubs, golf bags, golf balls and accessories, throughout the United States. The Company markets these products under the tradename and trademark SQUARE TWO(R) and uses several additional trademarks including S2(R), PCX(R), XGR(R), ZCX(R), Totally Matched(R) and Posiflow(R), among others.

The common stock of the Company (the "Common Stock") trades on the National Association of Securities Dealers Automated Quotation System (Nasdaq) under the trading symbol "GOLF."

During 1998, the Company introduced two new lines of low profile woods ("Lady Rave" for women and "Rough Relief" for men), a new series of men's wedges ("TRAPMASTER"), a new line of offset oversized stainless steel heads ("TMPII"), a line of women's irons to complement a popular line of woods ("Relief"), and steel shafts in a value line of women's clubs that it previously marketed only with graphite shafts ("Agree"). In addition, the Company redesigned both its "Light and Easy(TM)" line for women and "Power Circle(TM)" line for men, introduced the Lady Rave line of women's golf balls and golf gloves, and added five new styles to its line of women's golf bags.

In the last five years, Square Two has effectively repositioned itself as one of the top value brands in the women's golf market, which comprises between 58% and 62% of the Company's business. Because Square Two has pioneered improvements in head design and shaft technology for women's clubs, the Company is able to provide premium quality, high performance clubs at affordable prices.

Square Two has also begun to tap more aggressively into its 18-year partnership with the Ladies Professional Golf Association (LPGA). Using input it received from an advisory board of LPGA teaching professionals and through its sponsorship of the Square Two/LPGA Custom Club Fitting Program, Square Two began to introduce options in women's clubs that other manufacturers did not offer. Recent cosmetic changes to the Company's lines of women's clubs have included greater prominence for the distinctive LPGA logo, which all of Square Two's women's clubs carry.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial information about business segments in which the Company operates, see Item 8, Financial Statements and Supplementary Data, and Note 12 to the Financial Statements.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         CLUB DESIGN

The Company designs products for men and women of all ages and has two broad design approaches. One targets the steel shaft market, and the other targets the graphite shaft market.

The Company's "Totally Matched(R)" concept for steel shafts consists of matching four key physical properties: swingweight, total weight, centers of percussion, and centers of gravity. This total matching helps the golfer create a smoother, more repeatable swing. To ensure that each of these properties is matched, the Company manufactures its Totally Matched(R) steel shaft clubs one set at a time, and every set is stamped with its own unique serial number for greater quality control and consistency.

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

         PRODUCTS

The Company currently markets the following full line of golf equipment for both men and women:

The "PCX II" line features cavity back, oversize elliptical head design for irons with oversized metal woods. The woods feature a Synchro Speed System 1 graphite shafts. The irons feature lightweight steel shafts and are Totally Matched. PCX II clubs are available for men only.

The "Light and Easy(TM)" line was redesigned in 1998 and features the LPGA logo, lightweight steel or graphite shafts, cavity back, oversize, stainless steel irons with steel or graphite shafts oversize, perimeter weighted metal woods. Light and Easy(TM) clubs are available in Ladies' and Lady Petite(R) for right-handed and left-handed golfers.

The "Power Circle(TM)" line was redesigned in 1998. These irons, which are available in either steel or graphite shafts, feature oversize, full cavity design engineered to resist twist at impact. Metal woods feature steel or graphite shafts with oversize head designs. Power Circle clubs are available in men's right hand and left hand models.

The "RAVE" graphite line features the Company's patented Posiflow weighting system in its irons. The oversize stainless steel metal woods have expanded sweet spots. Irons and woods feature ultra-light high modulous graphite shafts which are matched to the player's swing speed. The RAVE graphite clubs are available in right and left-handed Men's, Ladies' and Lady Petite(R) with the LPGA logo.

In 1998, the Company also marketed the "Power Circle" and "Light and Easy" Titanium driver series. The heads used on these clubs are 100% 6/4 Titanium.

In 1998, the Company improved its value line of women's clubs with the introduction of the "Agree" in steel shafts. Previously, the Agree was only available in graphite shafts.

In 1998, the Company marketed the "ZCX-Ti" line of Titanium faced irons available in right hand only. These irons feature 100% Titanium inserts for enhanced feel and Posiflow weighting for less long iron fades and short iron pulls.

In 1998, the Company marketed its "Lady Ti" line of Titanium faced irons. Available in women's only, these irons feature 100% 6/4 Titanium inserts for maximum energy transfer and high modulous lightweight shafts for improved distance.

In 1998, the Company continued to sell its "Eight-Is-Enough" line of clubs for junior golfers. These sets, which are available for both young men and women, come in three different lengths and feature four irons, three woods and a putter.

In 1998, the Company introduced its "Relief" iron as a complement to its popular Relief wood series. Available exclusively for women, the driver, long, middle and short Relief offer V-soles designed to be user-friendly in all playing conditions.

In 1998, the Company continued to distribute its "WTD" or "Women's Tour Design" wedge system. Designed for women, these wedges feature polymer inserts for better bite on the green.

In 1998, the Company introduced its "TRAPMASTER" series of men's wedges. Available in right hand only, these wedges feature 100% copper inserts for improved ability to impart spin at impact.

In 1998, the Company introduced its "TMPII" line of offset oversized stainless steel heads. Available in both steel and graphite, the TMPII offers superior playability at affordable prices.

In 1998, the Company introduced its "Rough Relief" line of men's low profile woods. Available with both steel and graphite shafts, the Rough Relief line features dual brass inserts on the sole for increased playability.

In 1998, the Company introduced its "Lady Rave" low profile line of graphite shafted woods. These easy to hit woods feature copper inserts in the sole for added playability.

The Company continued to sell Hi-tech golf bags for men and women as well as a new tripod design for the golfer who enjoys walking.

In 1998, the Company introduced the "Lady Rave" line of women's golf balls and golf gloves. The Lady Rave ball and glove packaging for 1998 was designed as part of the Company's desire to improve shelf appeal.

In 1998, the Company added five new styles to its women's bag line featuring matching head covers. These bags are both functional and attractive.

         MANUFACTURING

The Company's clubs are assembled at its facility located in Fairfield, New Jersey. Finished heads are purchased from several sources in Taiwan, Thailand and The People's Republic of China, which manufacture them to Square Two's appearance and weight specifications. Steel shafts, grips, and accessories are supplied by various domestic and foreign shaft manufacturers. The Company obtains its graphite shafts from several foreign shaft suppliers, which manufacture them to the Company's design specifications. In the course of assembling its PCXII line of steel shafted clubs, the Company applies its Totally Matched proprietary weighting and balancing techniques to achieve the clubs' unique design and construction.

         SEASONALITY

The golf industry is seasonal. While manufacturing goes on throughout the year, demand for the Company's clubs is greatest from March through July.

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

The Company has a line of credit in the amount of $5,000,000 with PNC Bank pursuant to which PNC Bank may make available an additional credit facility of up to $1,750,000 in the form of standby or documentary letters of credit and demand loans. The amount and number of letters of credit outstanding at any given time will vary on a daily basis depending on the dollar volume of material being ordered and supplies received.

         INDUSTRY BACKGROUND

The National Golf Foundation estimates that in 1997 there were 26.4 million golfers in the United States. (1998 numbers are not yet available.) The rate of growth increased 7% from 1996 to 1997. The popularity of the sport has created a significant market for golf clubs. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

         MARKETING & DISTRIBUTION

Until approximately 15 years ago, top of the line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off course specialty golf shops, sporting goods retailers, discounters, mail order houses and infomercials account for a substantial share of the golf club market.

The golf equipment industry is one in which advertising and promotion is required to create market awareness of a company's products. It is anticipated that manufacturers will increase their research and development efforts as well as their advertising expenditures.

As of February 23, 1999, the Company had established a network of approximately 1,900 retailers with approximately 2,400 retail outlets. The Company has prepared a comprehensive catalog for its dealers.

In 1998, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

         THE LADIES PROFESSIONAL GOLF ASSOCIATION AGREEMENT

The Company has entered into an agreement with the Ladies Professional Golf Association (LPGA), an Ohio nonprofit corporation, which grants the Company the exclusive right to use the LPGA name and logo on its women's golf clubs and the non-exclusive right to use the LPGA name and logo on certain of its other products, including golf bags. The Company has renewed and restated this licensing agreement effective January 1, 1999 through December 31, 2003, at which time the Company has the option to renew the agreement for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay to the LPGA a license fee and a royalty fee based on sales volume.

The minimum annual license fee for the term of the agreement is $200,000 each consecutive year through 2003. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000, and (D) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee.

Under the agreement, the Company is obligated to be a "Title Sponsor" of the LPGA Teaching and Club Professionals ("T&CP") Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through 2003. In addition, the Company is obligated to spend a minimum of $75,000 per year on various advertising programs.

         COMPETITION

In general, the Company competes with manufacturers of sporting goods equipment for all phases of the recreation industry, and its business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

The golf club industry is highly competitive and is dominated principally by approximately 15 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway, Ping, Spalding, Taylor Made, and Cobra/Titleist, possess financial and other resources greater than those of the Company. The Company primarily competes with these entities on the basis of the quality and value of Square Two's products and service, along with the Company's position as the official sponsor of the LPGA.

Golf clubs are also manufactured by lesser known, lower volume companies who assemble clubs from components manufactured by others. While these manufacturers of clubs are generally smaller than the Company, their products also compete with those manufactured by the Company.

         PATENTS AND TRADEMARKS

The Company holds two United States patents. One protects the concept of Posiflow weighting in iron heads, and the second protects an internal triangular reinforcement cell for metal woods.

The Company has registered the following trademarks with the United States Patent and Trademark Office:

TOTALLY MATCHED(R)      TEE DEVIL(R)          ONYX(R)              TRI-BAR(R)
PCX(R)                  SQUARE TWO(R)         S2(R)(Stylized)      AGREE(R)
POSIFLOW(R)             DYNA-BALANCE(R)       LADY PETITE(R)       MELODY(R)
ENGINEERED              SSX(R)                SAND DEVIL(R)        ALLEGRA(R)
  EXCELLENCE(R)         DISTANCE DEVIL(R)     TURF DEVIL(R)        LLD(R)
ZCX(R)                  RUFF DEVIL(R)



Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead designs, the Company believes that it is imperative to protect the Company's tradenames, trademarks and patentable inventions and designs.

         EMPLOYEES

As of December 31, 1998, the Company employed 45 persons, including 43 full-time employees, of which two were executive officers. Thirty-six of these were hourly employees and nine were management, administrative and marketing personnel. Additional hourly employees are hired during peak production periods and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization. The Company believes that its present staff is adequate. However, if sales of the Company's clubs should increase, it is anticipated that additional production, clerical and management personnel may be necessary to meet product demand.

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

(d)      FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

It is impracticable for the Company to provide financial information about geographic areas. Historically, the Company's sales to external customers have not been material. For the fiscal year ended December 31, 1998, the Company's sales to foreign customers comprised less than 1.5% of net sales.

ITEM 2.  PROPERTIES

The Company currently leases its manufacturing, sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004. The Company exercised its option to renew its lease at such facility through December 31, 1999. The lease covers 20,612 square feet. The Company believes that this space is adequate for its current production levels. See Note 7, Leased Properties, of Notes to Financial Statements for additional information regarding this lease.

ITEM 3.  LEGAL PROCEEDINGS

No material lawsuits or claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders for vote during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

See Part III, Item 10 of this report.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                     PERIODS:                   COMMON STOCK BID PRICES:
                     --------                   ------------------------

                                               High                     Low
                                               ----                     ---
               1997 1st Quarter               $1.94                    $ .81
               1997 2nd Quarter               $2.75                    $1.50
               1997 3rd Quarter               $3.63                    $2.38
               1997 4th Quarter               $5.00                    $3.06

               1998 1st Quarter              $11.31                    $4.38
               1998 2nd Quarter               $8.81                    $4.31
               1998 3rd Quarter               $6.00                    $2.50
               1998 4th Quarter               $5.25                    $2.00


On March 17, 1999, the number of holders of record of the Company's Common Stock was approximately 214. No cash dividends have been paid to date and it is not anticipated that cash dividends will be paid in the near future.

In 1998, the Company issued 354 shares of Common Stock to Frederick B. Ziesenheim and 354 shares of common stock to Mary Ann Jorgenson as compensation for their service as directors of the Company and participation in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    Year Ended December 31,
                                                    -----------------------

                                             1998           1997           1996           1995           1994
                                             ----           ----           ----           ----           ----
          Operating Results:

Net Sales                              $11,505,000     $12,073,843     $8,563,588     $7,243,307      $8,788,962
Net Income (Loss)                          440,848         855,565        118,884       (80,468)         228,501
Net Income (Loss)
       per Share-Basic                        0.20            0.39           0.05         (0.04)            0.10
       per Share-Diluted                      0.19            0.37           0.05         (0.04)            0.10
Weighted Average
Number of Shares
      Outstanding-Basic                  2,219,078       2,214,448      2,208,311      2,205,647       2,194,009
      Outstanding- Diluted               2,315,149       2,290,505      2,208,311      2,205,647       2,194,009
Cash Dividend                                                    0              0              0               0
At Year End:
Working Capital                          3,766,986       3,435,345      2,401,904      2,320,912       2,237,524
Total Assets                             7,534,080       7,630,176      5,153,651      4,726,353       5,406,726
Total Liabilities                        3,582,138       4,123,082      2,513,551      2,205,137       2,830,012
Long Term
     Obligations:                          146,157         202,231        253,498        315,206         343,214
Shareholders'
     Equity                              3,951,942       3,507,094      2,640,100      2,521,216       2,576,714
Market Price of
     Common Stock
     High-Low                         11.3125/2.00        5.00/.81       1.75/.81       2.50/.81       2.75/1.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking information that involves certain risks and uncertainties. See Item 1, Business, under caption "Special Note on Forward Looking Statements."

         RESULTS OF OPERATIONS

Sales
-----

1998 Compared to 1997

For the year ended December 31, 1998, net sales were $11,505,000, versus $12,073,843 for the year ended December 31, 1997, a decrease of $568,843 or 4.7%. The decrease in volume was primarily due to the Company's decision to halt shipments to retailers with credit problems and the general softness in the golf equipment industry in 1998.

1997 Compared to 1996

For the year ended December 31, 1997, net sales were $12,073,843 versus $8,563,588 for the year ended December 31, 1996, an increase of $3,510,255. The increase in sales volume was primarily the result of continued improvement of the sales force, a more cosmetically appealing product line and the addition of a new channel of distribution: specialty sporting goods stores.

Gross Profit
------------

1998 Compared to 1997

Gross profit on sales for the year ended December 31, 1998 was 33.4% versus 32.8% for the year ended December 31, 1997. The increase was due to lower material costs and product mix.

1997 Compared to 1996

Gross profit on sales for the year ended December 31, 1997 was 32.8% versus 32.2% for the year ended December 31, 1996. The increase of approximately 0.6% is the result of the increased sales volume and lower material costs.

Selling Expenses
----------------

1998 Compared to 1997

Selling expenses for the year ended December 31, 1998 were $1,540,048 versus $1,551,552 for the year ended December 31, 1997. This decrease was the result of lower sales commission expense due to reduced volume and lower advertising costs, offset by an increase in the royalty payment to the LPGA.

1997 Compared to 1996

Selling expenses for the year ended December 31, 1997 were $1,551,552 versus $1,251,688 for the year ended December 31, 1996, an increase of $299,864. This increase was primarily the result of increased commission expense due to increased sales volume offset by a decrease in sales salaries, as well as increased advertising expense.

General Administrative
----------------------

1998 Compared to 1997

General and Administrative expenses were $1,228,559 for the year ended December 31, 1998 versus $1,187,444 for the year ended December 31, 1997. This was the result of an increase in the Company's bad debt expense offset by lower executive bonus expense and a decrease in amortization relating to the non-compete agreement with a former officer, which was fully amortized in 1997.

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

Interest
--------

1998 Compared to 1997

Interest expense for the year ended December 31, 1998 was $368,285, an increase of $90,431 or 32.5% compared to the year ended December 31, 1997, which was $277,854. The average outstanding balance of the credit facility was $3,910,051 in 1998 compared to an average balance of $2,454,918 in 1997. This increase was attributed to a 65.6% increase in the average inventory balance of $4,452,970 in 1998 compared to an average balance of $2,689,140 in 1997. Average balances for accounts receivable in 1998 of $3,997,686 were also 11.9% higher than the 1997 balance of $3,572,253.

1997 Compared to 1996

Interest expense increased $45,022 to $277,854 for the year ended December 31, 1997 compared to $232,832 for the year ended December 31, 1996. This is the result of an increase in the average outstanding balance of the credit facility of $2,454,918 in 1997 versus $2,028,714 in 1996.

Income Taxes
------------

1998 Compared to 1997

In 1998 the Company had an income tax provision of $254,282 compared to $89,230 in 1997. The tax benefit from the net operating loss carryforward ("NOL") was approximately $20,734 in 1998, which was 92% less than the tax benefit in 1997. In 1998 the Company utilized the balance of the net operating loss carryforward.

1997 Compared to 1996

The Company had a 1997 tax provision of $89,230 compared to a benefit of $6,217 in 1996. The provision is the result of total taxable income, net of state tax and deferred benefits, exceeding the available net operating loss carryforward.

         LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $331,641 for the year ended December 31, 1998 to $3,766,986, compared to $3,435,345 for the year ended December 31, 1997. This change was the result of a decrease in current assets of $153,229 offset by a decrease in current liabilities of $484,870. The decrease in current assets was due to a decrease of $119,855 in cash, a decrease in accounts receivable of $410,046, which was a result of decreased sales in the 3rd and 4th quarters, and a decrease of $156,907 in current deferred income taxes, offset by an increase to inventory of $545,821. The increase in inventory was attributable to increased purchases in the 4th quarter of 1997 and the first two quarters of 1998 in anticipation of higher sales volume in 1998. In the last two quarters of 1998, the inventory decreased by 30.7%. The decrease in current liabilities was attributed to a 46.6% decrease, of $283,875, in accounts payable and accrued expenses as of December 31, 1998. In addition, the revolving line of credit and the current portion of long term debt decreased by $154,953 to $2,766,879.

Cash provided by operating activities in 1998 amounted to $57,395 as compared to cash used in operations of $1,177,537 in 1997 and $168,962 in 1996. The cash provided from operations in 1998 was primarily due to a decrease in Accounts Receivable and Prepaid Expenses offset by a decrease in Accounts Payable and Other Accrued Liabilities.

         CREDIT FACILITY

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding Letters of Credit, and subject to various borrowing bases. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 1998 was 8%. At December 31, 1998, the Company's availability on the line of credit was approximately $757,965. Outstanding letters of credit as of December 31, 1998 were $13,276.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 1998.

         YEAR 2000

The Company has completed a review of its information systems and applications in preparation for the Year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to remediate and bring current systems into compliance are not expected to exceed $100,000. The Company believes that it will be Year 2000 compliant in the fourth quarter of 1999. The Company believes its vendors and other third parties will be converted timely and present no

Year 2000 issues. None of the Company's products or manufacturing systems will be affected by the Year 2000 issue. System upgrades are scheduled to be implemented on a timely basis and should not impact operations or financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the Index to Financial Statements and Financial Statement Schedule on page F-1 for the required information.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's current directors and executive officers are:

         Name                            Age                         Position with the Company
---------------------------------------------------------------------------------------------------------
Robert L. Ross                           54                   Chairman of Board and Chief Executive
                                                              Officer

Douglas A. Buffington                    43                   Director, President, Chief Financial Officer,
                                                              Chief Operating Officer and Treasurer

Randy A. Hamill                          43                   Senior Vice President of Manufacturing
                                                              and Resources and Assistant Secretary

Richard M. Maurer                        50                   Director and Secretary

Mary Ann Jorgenson                       58                   Director

Frederick B. Ziesenheim                  72                   Director

ROBERT L. ROSS has been a director of the Company since 1988 and Chairman of the Board since October 1995. Effective in January 1996, Mr. Ross became Chief Executive Officer of the Company. He has been Co-Managing Partner of Wesmar Partners Limited Partnership ("Wesmar Partners"), the majority shareholder of the Company, since 1985. Prior to the formation of Wesmar Partners, Mr. Ross was associated with The Hillman Company, a private investment firm, from 1978 to 1985. Mr. Ross is a Certified Public Accountant and was associated with Haskins & Sells and with Westinghouse Electric Corporation prior to joining The Hillman Company.

DOUGLAS A. BUFFINGTON joined the Company in January 1994 as Vice President of Sales and Marketing, and became Chief Financial Officer and Chief Operating Officer in June 1994, President in December 1994, a director in February 1995 and Treasurer in January 1996. From 1992 until joining the Company, Mr. Buffington served as General Manager of Simon-Duplex, a $25 million capital goods division of Simon Engineering, a company based in the United Kingdom. From 1990 to 1992, he served as Vice President of Finance of Simon-Ltd., a $35 million division of Simon Engineering.

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

MARY ANN JORGENSON has been a director of the Company since 1992. She has been a partner with the law firm of Squire, Sanders & Dempsey L.L.P. since 1984 and has been associated since 1975 with that firm. She also serves as a director of Cedar Fair Management Company, the general partner of Cedar Fair, L.P., an owner and operator of amusement parks, and is a director and Secretary of Essef Corporation, a manufacturer of plastic pressure vessels for the water treatment and systems industry, spa and pool equipment, and containers for hazardous waste transportation.

FREDERICK B. ZIESENHEIM has been a director of the Company since 1992. He has been with the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C. since 1988 and is currently Vice Chairman of that firm. Prior to combining his practice with that firm, he was President of the law firm of Buell, Ziesenheim, Beck and Alstadt, P.C., with whom he had been associated since 1958.

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based solely on a review of copies of the forms furnished to the Company in 1998 and written representations from the Company's directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 1998 were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 1998, 1997 and 1996 to or on behalf of Robert L. Ross, Douglas A. Buffington and Randy A. Hamill (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                         Long Term
                                                                                       Compensation
                       Annual Compensation                                                Awards

Name and                                                       Other                Securities
Principal                                                     Annual                Underlying           All other
Position              Year      Salary       Bonus         Compensation               Options          Compensation
-------------------------------------------------------------------------------------------------------------------

Robert L. Ross,
Chief                1998    $      0      $     0           $     0                      0               $  0
Executive            1997    $      0      $     0           $     0                 50,000(5)            $  0
Officer              1996    $      0      $     0           $     0                      0

Douglas A.           1998    $137,362      $ 7,500(1)        $19,992(4)               7,500(6)            $975(7)
Buffington,          1997    $126,942      $31,250(2)        $19,387(4)                   0               $975(7)
President            1996    $109,612      $10,000(3)        $17,813(4)              16,000               $975(7)

Randy A.             1998    $ 99,337      $ 4,375(1)                                 4,375(6)
Hamill,              1997    $ 96,688      $20,000(2)              0                 44,267                  0
Vice President       1996    $ 88,636      $ 4,000(3)              0                      0                  0

(1)  Bonus earned in 1998, paid in 1999.
(2)  Bonus earned in 1997, paid in 1998.
(3)  Bonus earned in 1996, paid in 1997.
(4) Represents an approximation of travel/commuting expenses reimbursed by the Company.
(5) In October 1997, an option to purchase 100,000 shares of Common Stock was erroneously granted to MR & Associates. Such option was subsequently amended to be, as was intended, a grant of an option to purchase 50,000 shares of Common Stock to each of Mr. Ross and Mr. Maurer.
(6)  Awarded for 1998 services, granted in 1999.
(7) The Company paid $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

The following table sets forth certain information pertaining to stock options held the by the Named Executives as of December 31, 1998. No options were exercised by the Named Executives in 1998.

                      1998 FISCAL YEAR END OPTION HOLDINGS
                      ------------------------------------

                                                                            Value of Unexercised
                     Number of Securities Underlying                       In-the-Money Options at
                       Options at Fiscal Year End                            Fiscal Year End (1)

Name                             Exercisable          Unexercisable         Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------
Robert L. Ross                     50,000              0                     $     0              0
Douglas A. Buffington              43,500              0                     $44,188              0
Randy A. Hamill                    44,267              0                     $74,701              0

(1) Calculated on the basis of the fair market value of the Common Stock of $2.625 per share on December 31, 1998 less exercise price.

     COMPENSATION OF DIRECTORS

The Company compensates its non-employee directors (Mary Ann Jorgenson and Frederick B. Ziesenheim) by granting such persons shares of the Company's
Common Stock having a fair market value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of Common Stock having a fair market value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

         CERTAIN AGREEMENTS

The Company entered into a new employment agreement with Douglas A. Buffington effective January 1, 1998 and terminating on December 31, 2002 unless terminated sooner as provided in the agreement. Mr. Buffington's base annual salary under the agreement was $137,500 for 1998 and $150,000 for each year thereafter. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also provides for certain benefits, in addition to the standard Company employee fringe benefits, including but not limited to reimbursement of certain expenses and payment of premiums on a $750,000 life insurance policy with Mr. Buffington's spouse named as beneficiary. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

In January 1997, the Company entered into an agreement with Randy A. Hamill pursuant to which Mr. Hamill was granted an immediately exercisable option to purchase 40,000 shares of Common Stock at an exercise price of $0.9375 per share. Upon the occurrence of a change in control of the Company (as defined in the agreement) the exercise price per share for any unexercised portion of the option would be the lower of (a) (i) one cent or (ii) the lowest price greater than one cent per share which would not cause the value to Mr. Hamill of shares acquired upon exercise to be considered an "excess parachute payment" under section 280G of
the Internal Revenue Code of 1986 as amended or (b) $0.9375. In the event that Mr. Hamill should die while employed by the Company and the Company has received $500,000 as beneficiary of a life insurance policy it maintains on Mr. Hamill's life, Mr. Hamill's estate will have the right to require the Company to purchase the option, if unexercised, for $500,000 or, subject to certain limitations, to purchase up to 39,999 shares received on exercise of the option for their fair market value at that time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 17, 1999 by (i) each person who beneficially owned five percent or more of the outstanding Common Stock,
(ii) each director, (iii) each Named Executive and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                   Amount
                                                Beneficially                         Percent
       Name and Address                           Owned (1)                       of Class (1)
-----------------------------------------------------------------------------------------------------------

   L. R. Jeffrey (2)                                   250,000                        11.3%
   50 Gloucester Road
   Summit, NJ 07901

   Richard M. Maurer (3)                             1,451,096                        63.0%
   Three Gateway Center
   Pittsburgh, PA 15222

   Robert L. Ross (4)                                1,451,096                        63.0%
   Three Gateway Center
   Pittsburgh, PA 15222

   Mary Ann Jorgenson                                   10,065                             *
   4900 Key Tower
   127 Public Square
   Cleveland, OH 44114-1304

   Frederick B. Ziesenheim                              10,548                             *
   700 Koppers Building
   436 7th Avenue
   Pittsburgh, PA 15219-1818

   Douglas A. Buffington                                43,500                         2.0%
   18 Gloria Lane

   Fairfield, NJ 07004

   Randy A. Hamill (5)                                  55,517                         2.5%
   18 Gloria Lane
   Fairfield, NJ  07004

   Wesmar Partners (6)                               1,399,096                        63.0%
   MR & Associates
   Maurer, Ross & Co., Incorporated
   Three Gateway Center
    Pittsburgh, PA 15222

All directors and executive
   officers as a group (6 persons)(7)                1,622,260                        67.4

---------------
*Less than one percent

(1) The numbers shown include shares covered by options that are currently exercisable or exercisable within 60 days of March 17, 1999. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Richard M. Maurer
     - 50,000, Robert L. Ross - 50,000, Douglas A. Buffington - 43,500, Randy A. Hamill - 44,267 and all directors and executive officers as a group - 187,767.

(2) Does not include 730 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 2,000 shares which are held directly by two trusts of which Mr. Maurer is co-trustee and with respect to which he shares voting and investment power and 1,399,096 shares owned directly by Wesmar Partners with respect to which he shares voting and investment power and 50,000 shares underlying the option held directly by Mr. Maurer. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, and the managing general partner of Wesmar Partners.

(4) Includes 1,399,096 shares owned directly by Wesmar Partners and 50,000 options underlying the options held by Mr. Ross. Mr. Ross is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(5) Does not include shares owned by various members of Mr. Hamill's family with respect to which shares Mr. Hamill disclaims any beneficial ownership.

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

(7) Does not include shares owned by various members of a certain officer's family with respect to which shares such officer disclaims any beneficial ownership. Includes 1,399,096 shares owned directly by Wesmar Partners (See Notes 3, 4 and 6 above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended December 31, 1998, Richard M. Maurer and Robert L. Ross provided the Company with employee services on a non-compensated basis. Mr. Maurer is Secretary and a director of the Company. Mr. Ross is Chief Executive Officer, Chairman and a director of the Company.

During the fiscal years ended December 31, 1998 and 1997, the Company retained the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and member of the Management Committee, to represent the Company on various intellectual property matters.

During the fiscal year ended December 31, 1998, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company in various matters.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b) No reports on Form 8-K were filed for the fourth quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           S2 GOLF INC.

Dated:   March 22, 1999               By:  s/s Douglas A. Buffington
                                           -------------------------
                                           Douglas A. Buffington
                                           President, Chief Financial Officer,
                                           Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                             Date
         ---------                          -----                             ----

s/s Douglas A. Buffington           Director, President, Chief            March 29, 1999
---------------------------         Financial Officer, Chief
  Douglas A. Buffington             Operating Officer and
                                      Treasurer

s/s Robert L. Ross                  Chairman of the Board                 March 30, 1999
---------------------------         and Chief Executive Officer
  Robert L. Ross

s/s Richard M. Maurer               Director and Secretary                March 30, 1999
---------------------------
  Richard M. Maurer

s/s Mary Ann Jorgenson              Director                              March 30, 1999
---------------------------
  Mary Ann Jorgenson

s/s Frederick B. Ziesenheim         Director                              March 30, 1999
---------------------------
  Frederick B. Ziesenheim

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                   Financial Statements                                                            Page
                   --------------------                                                            ----

         Independent Auditors' Report                                                               F-2

         Balance Sheets - As of December 31, 1998
         and 1997                                                                                   F-3

         Statements of Operations - For the Years
         Ended December 31, 1998, 1997 and 1996                                                     F-4

         Statements of Cash Flows - For the Years Ended
         December 31, 1998, 1997 and 1996                                                           F-5

         Statements of Changes in Shareholders' Equity - For the
         Years Ended December 31, 1998, 1997 and 1996                                               F-6

         Notes to Financial Statements                                                              F-7

         Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts
         and Reserves                                                                              F-17

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of S2 Golf Inc.:

We have audited the accompanying balance sheets of S2 Golf Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of S2 Golf Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Parsippany, New Jersey
March 22, 1999

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                            1998         1997
                                                            ----         ----
ASSETS  (Note 5)

Current Assets
Cash                                                   $     1,576    $   121,431
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $212,562 in 1998
      and $320,930 in 1997                               3,312,878      3,722,924
Inventory  (Note 2)                                      3,640,123      3,094,302
Prepaid Expenses                                            32,418         44,660
Deferred Income Taxes  (Note 6)                            215,972        372,879
                                                       -----------    -----------
          Total Current Assets                           7,202,967      7,356,196

Plant and Equipment  - Net  (Note 3)                        59,442         79,474
Non-Current Deferred Income Taxes  (Note 6)                118,056         30,034
Other Assets - Net  (Note 4)                               153,615        164,472
                                                       -----------    -----------

          Total Assets                                   7,534,080      7,630,176
                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short term Borrowings  (Note 5)                        $ 2,766,879    $ 2,921,832
Accounts Payable                                           324,849        608,724
Accrued Expenses                                           288,178        336,909
Other Current Liabilities                                   56,075         53,386
                                                       -----------    -----------
          Total Current Liabilities                      3,435,981      3,920,851

Non-Current Liabilities                                    146,157        202,231
                                                       -----------    -----------

          Total Liabilities                              3,582,138      4,123,082

Commitments and Contingencies  (Notes 7 & 8)

Shareholders' Equity  (Note 9)

Common Stock, $.01 Par; 12,000,000 Authorized
Shares:  2,219,313 and 2,218,605 Issued and
Outstanding at December 31, 1998 and 1997,
respectively                                                22,193         22,186
Additional Paid in Capital                               4,040,795      4,036,802
Accumulated Deficit                                       (111,046)      (551,894)
                                                       -----------    -----------

          Total Shareholders' Equity                     3,951,942      3,507,094
                                                       -----------    -----------

          Total Liabilities and Shareholders' Equity   $ 7,534,080    $ 7,630,176
                                                       ===========    ===========



         THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                         1998               1997               1996
                                                         ----               ----               ----

Net Sales                                            $ 11,505,000       $ 12,073,843       $  8,563,588
Cost of Goods Sold                                      7,667,300          8,115,313          5,805,895
                                                     ------------       ------------       ------------
Gross Profit                                            3,837,700          3,958,530          2,757,693
                                                     ------------       ------------       ------------

Operating Expenses:
   Selling                                              1,540,048          1,551,552          1,251,688
   General & Administrative                             1,228,559          1,187,444          1,115,631
                                                     ------------       ------------       ------------
Total Operating Expenses                                2,768,607          2,738,996          2,367,319
                                                     ------------       ------------       ------------
Operating Income                                        1,069,093          1,219,534            390,374
                                                     ------------       ------------       ------------

Other Income (Expense)
   Interest Expense                                      (368,285)          (277,854)          (232,832)
   Other Income (Expense)                                  (5,678)             3,115            (44,875)
                                                     ------------       ------------       ------------
Other - Net                                              (373,963)          (274,739)          (277,707)
                                                     ------------       ------------       ------------

Income Before Income Taxes                                695,130            944,795            112,667

Provision (Benefit) for Income Taxes  (Note 6)            254,282             89,230             (6,217)
                                                     ------------       ------------       ------------

Net Income                                           $    440,848       $    855,565       $    118,884
                                                     ============       ============       ============


Earnings per Common Share -  Basic                   $       0.20       $       0.39       $       0.05
                                                     ============       ============       ============
                             Diluted                 $       0.19       $       0.37       $       0.05
                                                     ============       ============       ============

Weighted Average Number of Shares Outstanding -
                             Basic                      2,219,078          2,214,448          2,208,311
                             Diluted                    2,315,149          2,290,505          2,208,311




         THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                             STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                     1998                1997              1996
                                                                     ----                ----              ----
OPERATING ACTIVITIES
--------------------
   Net Income                                                    $    440,848       $    855,565       $    118,884
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used in) Operating Activities:
          Depreciation and Amortization                                57,092            108,488            159,075
          Deferred Income Taxes                                        68,885            (65,024)           (26,807)
          Issuance of Stock for Compensation                            4,000             11,430                  0
          Allowance for Doubtful Accounts                            (108,368)            70,799            (34,244)
          Allowance for Returns                                       (10,000)           (40,877)            19,552
          Inventory Obsolescence Reserve                              (60,621)            22,702             38,876
   Changes in Assets and Liabilities:
          Accounts Receivable                                         528,414         (1,323,166)          (325,357)
          Inventory                                                  (485,200)        (1,243,803)          (216,831)
          Prepaid Expenses                                             12,242             (2,307)            97,614
          Prepaid Income Taxes                                              0                  0             10,000
          Other Assets                                                 (3,906)           (31,289)             9,086
          Accounts Payable                                           (283,875)           378,634             78,992
          Accrued Expenses                                            (48,731)           141,608            (21,806)
          Other Current and Non-Current Liabilities                   (53,385)           (60,297)           (75,996)
                                                                 ------------       ------------       ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                              57,395         (1,177,537)          (168,962)
                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                              (22,297)           (17,209)           (21,795)
   Investment in Square Two Golf New Zealand, Ltd.                          0                  0             11,129
                                                                 ------------       ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                                 (22,297)           (17,209)           (10,666)

FINANCING ACTIVITIES
--------------------
   Proceeds from Line of Credit                                    12,070,901         12,434,713          8,206,401
   Payments on Line of Credit                                     (12,225,854)       (11,285,127)        (7,879,177)
                                                                 ------------       ------------       ------------


NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (154,953)         1,149,586            327,224
                                                                 ------------       ------------       ------------

(DECREASE) INCREASE IN CASH                                          (119,855)           (45,160)           147,596

CASH - BEGINNING OF PERIOD                                            121,431            166,591             18,995
                                                                 ------------       ------------       ------------

CASH - END OF PERIOD                                             $      1,576       $    121,431       $    166,591
                                                                 ============       ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
     Interest                                                    $    361,644       $    261,411       $    219,728
     Income Taxes (Net of Refund)                                     254,282             (9,295)            39,039
                                                                 ============       ============       ============




         THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                                                           TOTAL
                                        COMMON STOCK          ADDITIONAL          TREASURY STOCK                            SHARE-
                                        ------------           PAID IN            --------------         ACCUMULATED       HOLDERS'
                                   SHARES       AMOUNT         CAPITAL        SHARES         AMOUNT        DEFICIT         EQUITY
                               -----------------------------------------------------------------------------------------------------

Balance - December 31, 1995       2,208,311    $ 22,083      $ 4,025,475           -            -      $ (1,526,343)    $ 2,521,215

Issuance of Common Stock                  -           -                -           -            -                 -               -
Net Income 1996                                                                                             118,884         118,884
                               -----------------------------------------------------------------------------------------------------
Balance - December 31, 1996       2,208,311      22,083        4,025,475           -            -        (1,407,459)      2,640,099

Issuance of Common Stock             10,294         103           11,327           -            -                 -          11,430
Net Income 1997                                                                                             855,565         855,565
                               -----------------------------------------------------------------------------------------------------
Balance - December 31, 1997       2,218,605      22,186        4,036,802           -            -          (551,894)      3,507,094

Issuance of Common Stock                708           7            3,993           -            -                 -           4,000
Net Income 1998                                                                                             440,848         440,848
                               -----------------------------------------------------------------------------------------------------
Balance - December 31, 1998       2,219,313    $ 22,193      $ 4,040,795           -            -        $ (111,046)    $ 3,951,942
                               =====================================================================================================




        THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair value of short-term borrowings approximates their carrying value due to their variable interest rate features which reprice quarterly.

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

EARNINGS PER SHARE

During the fiscal year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 revises certain methodology for computing earnings per share ("EPS") and requires the dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. All prior periods have been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

2.  Inventory
    ---------

Inventory consists of the following components at December 31:

                                           1998                        1997
                                           ----                        ----
              Finished Goods              $695,825                    $819,423
              Work in Process               25,000                      25,000
              Raw Materials              2,219,298                   2,249,879
                                         ---------                   ---------
                                        $3,640,123                  $3,094,302
                                         =========                   =========



3.  Plant and Equipment
    -------------------

Plant and equipment at December 31, were as follows:


         Machinery and Equipment                          $668,092            $645,795
         Furniture and Fixtures                             54,485              54,485
         Leasehold Improvements                             43,554              43,554
                                                           -------             -------
          Total                                            766,131             743,834
         Less:  Accumulated Depreciation
          and Amortization                                 706,689             664,360
                                                           -------             -------
                                                           $59,442             $79,474
                                                           =======             =======

Depreciation and amortization for the years ended 1998, 1997 and 1996 was $42,329, $50,395 and $57,500, respectively.

4.  Other Assets
    ------------

Other assets consists of the following at December 31, 1998, and 1997:


         Covenant Not to Compete            $436,277            $436,277
         Patents and Trademarks              222,920             219,014
         Security Deposits                    49,500              49,500
                                             -------             -------
         Total                              $708,697            $704,791
         Less:  Accumulated
         Amortization                        555,082             540,319
                                            --------            --------
                                            $153,615            $164,472
                                            ========            ========

Amortization expense for the years ended 1998, 1997 and 1996 was $14,763, $58,093, and $101,575, respectively.

5.    Short term Borrowings
      ---------------------

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding Letters of Credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 1998 was 8% compared to 8.5% as of December 31, 1997. At December 31, 1998 and 1997, the Company's availability on the line of credit was approximately $757,965 and $366,791, respectively. Outstanding letters of credit as of December 31, 1998 and 1997 were $13,276 and $0, respectively.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 1998.

6.  Income Taxes
    ------------

The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                            1998             1997             1996
                                            ----             ----             ----
         Current
         Federal                         $ 137,704        $  61,912        $       0
           State                            47,693           92,342           20,590
                                         ---------        ---------        ---------
                                           185,397          154,254           20,590
                                         ---------        ---------        ---------
         Deferred
         Federal                            53,363          (48,127)         (20,765)
           State                            15,522          (16,897)          (6,042)
                                         ---------        ---------        ---------
                                            68,885          (65,024)         (26,807)
                                         ---------        ---------        ---------
         Total Provision (Benefit)
         for Income Taxes                $ 254,282        $  89,230        $  (6,217)
                                         =========        =========        =========

The Company's federal tax rate in 1998 was 34%, which is the rate applicable to the company's taxable income under the federal rate structure. The 34% rate is also a significant factor in the measurement of the deferred assets.





A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to income is as follows:

                                              1998             1997              1996
                                              ----             ----              ----

         Federal Tax (Benefit) at
         Statutory Rate                     $ 236,365        $ 321,230        $  38,307

         Increase (Decrease) in Taxes
         Resulting From:
           Utilization of NOL                 (20,734)        (259,148)         (62,967)
           Travel and Entertainment             1,353            7,600            3,981
           State Tax, Net of Federal
               Tax Benefit                     41,722           45,809            7,611
         Other                                 (4,424)         (26,261)           6,851
                                            ---------        ---------        ---------
         Total Income Tax Provision
           (Benefit)                        $ 254,282        $  89,230        $  (6,217)
                                            =========        =========        =========

In 1998, the Company utilized the balance of the net operating loss carryforward ("NOL"), which was approximately $60,980.

The tax effects of temporary differences and carryforward items that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 1998 and December 31, 1997 are as follows:

                                           December        December
                                           31, 1998        31, 1997
                                           --------        --------

     Allowance for Doubtful Accounts       $ 136,021       $ 144,284
     Accrued Expenses                         79,951         131,070
     Other                                         0          97,525
                                           ---------       ---------
      Current Deferred Income Tax          $ 215,972       $ 372,879
                                           =========       =========

     Net Operating Loss                            0           9,372
     Non-Compete Agreement                    80,771         (36,565)
     Valuation Allowance                           0          (9,372)
     Other                                    37,285          66,599
                                           ---------       ---------
     Non Current Deferred Income Tax       $ 118,056       $  30,034
                                           =========       =========






7.  Leased Properties
--  -----------------

OPERATING LEASE

The Company leases factory and office space at 18 Gloria Lane, Fairfield, New Jersey. On January 1, 1997, the Company and the lessor amended the lease to extend its term to December

31, 1998 with the option to renew for a one year period upon expiration. The Company has renewed this option. The annual base rent for 1999 will be $118,519. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $119,269, $118,519 and $118,514 respectively.

CAPITAL LEASE

The Company acquired a new show booth under a capital lease agreement in 1995. This lease was completed in February 1998. As of December 31, 1998, the asset associated with this lease was fully amortized.

8.  Commitments and Contingencies
    -----------------------------

ROYALTIES PAYABLE

Under the terms of an agreement with the Ladies Professional Golf Association
(LPGA), the Company is obligated to pay a license and royalty fee based upon sales volume. Beginning in 1998, the minimum annual license and royalty fee is $200,000 through December 31, 2003. The minimum annual fee is paid in equal quarterly payments the first month of each quarter. The amount in excess of the minimum is to be paid by April 30th of the following year. As of December 31, 1998 and 1997, the accrued royalty was $7,630 and $0, respectively. Royalty expense for years ended December 31, 1998, 1997, and 1996 were $244,829, $175,000 and $175,000, respectively.

In addition, the Company is obligated to spend a minimum of $75,000 per year on various advertising programs and to be a "Title Sponsor" of the LPGA Teaching and Club Professionals ("T&CP") Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through the term of the agreement.

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

In connection with the Separation Agreement, the Company granted its former President stock options for 250,000 shares of the Company's common stock ("Common Stock") at an exercise price of $4.48 per share, which was the average of the closing bid and asked prices of the Company's Common Stock on the last trading date immediately preceding the effective date of the grant. Subject to certain limitations, the options were exercisable immediately and will remain exercisable until April 16, 2006. If, and to the extent that, any amount is realized in excess of the exercise price upon the sale of any Common Stock obtained upon exercise of all or any part of the options, then

65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

9.    Stock Options and Grants of Stock
      ---------------------------------

Options have been granted to current and former officers, employees and directors of the Company at the discretion of the Company's Board of Directors. The table below summarizes all outstanding stock options.

                                            Number           Weighted Average
                                           of shares         Exercise Price
                                           ---------         --------------

Outstanding at December 31, 1995            552,920              $4.392
         Granted                             45,000              $1.601
         Exercised                                -                   -
         Canceled or expired                106,250              $5.000
--------------------------------------------------------------------------------
Outstanding at December 31, 1996            491,670              $4.006
         Granted                            164,000              $2.232
         Exercised                                -                   -
         Canceled or expired                 90,000              $5.000
--------------------------------------------------------------------------------
Outstanding at December 31, 1997            565,670              $3.333
         Granted                              2,000              $4.250
         Exercised                                -                   -
         Canceled or expired                      -                   -
--------------------------------------------------------------------------------
Outstanding at December 31, 1998            567,670              $3.336


The Company applies the intrinsic value method in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued to employees under any of the Company's stock option plans. If compensation cost for stock option grants issued during 1998, 1997 and 1996 had been determined under the provisions of SFAS No. 123, the Company's net income would have been $436,331, $661,172, and $109,706, respectively. The Company's net income per share for basic and diluted in 1998, 1997 and 1996 would have been $.20 and $.19, $.29 and $.28, $.04 and $.04, respectively.

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants issued under the plans in 1998, 1997 and 1996:

                                            1998          1997             1996
                                            ----          ----             ----
Annualized Volatility                      70%            66%-83%          74%
Risk-free interest rate                     5%             5%               5%
Expected term of option (in years)         3.5            3.5              3.5
Dividend Yield                             N/A            N/A              N/A

The weighted average fair values per share of stock options granted during 1998, 1997 and 1996 were $4.25, $2.23 and $1.60, respectively.

The exercise price ranges for options outstanding and exercisable at December 31, 1998 were:

Exercise Price             Number of Shares Outstanding       Weighted Average
Range                      and Exercisable at                 Exercise Price
                           December 31, 1998
--------------------------------------------------------------------------------


$0.50 to $2.00                      174,000                   $1.48
$2.01 to $5.00                      393,670                   $4.16
------------------                  -------                   -----
Total                               567,670                   $3.34

The Company has generally granted options that do not expire.

NOTES ON CERTAIN OPTIONS

In connection with the Separation Agreement between the Company and its former President, the Company issued an option to acquire 250,000 shares of Common Stock to the former President in partial consideration for his covenant not to compete with the Company for a period of 5 years beginning July 1, 1992. (See
Note 8.) Subject to certain limitations, the option may be exercised any time prior to April 16, 2006 at a price of $4.48 per share.

During 1995, Mr. George H. Nichols, a director of the Company until October 1995, received reimbursement for certain expenses and $54,000 in consulting fees at the rate of $6,000 per month from January through September. Under the agreement, Mr. Nichols was granted an option to acquire 37,500 shares of the Company's Common Stock at $1.875 per share, which exercise price was equal to the price per share paid for Nasdaq's last Common Stock sale transaction on the date of the grant. Such option is currently exercisable in full.

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

GRANTS OF STOCK TO DIRECTORS

The Company compensates its non-employee directors (Mary Ann Jorgenson and Frederick B. Ziesenheim) by granting such persons shares of the Company's Common Stock having a value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of common stock having a value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

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

During the fiscal year ended December 31, 1998, Richard M. Maurer and
Robert L. Ross provided the Company with employee services on a non-compensated basis. Mr. Maurer is Secretary and a director of the Company and Mr. Ross is Chief Executive Officer, Chairman and a director of the Company.

During the fiscal year ended December 31, 1998, 1997 and 1996, the Company retained the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is a Vice Chairman, to represent the Company on various intellectual property matters. The Company had paid Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C. $28,122, $17,524 and $25,605 in 1998, 1997 and 1996, respectively, and was indebted in the amount of $877, $627 and $280 at December 31, 1998, 1997 and 1996, respectively.

During the fiscal year ended December 31, 1998, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company on various matters. At December 31, 1998, the Company was indebted to Squire, Sanders & Dempsey L.L.P. in the amount of $1,173.

11.       Reporting Comprehensive Income
          ------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which was effective for the Company for the year ended December 31, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has evaluated SFAS No. 130 and determined that it has no impact on these financial statements.

12.      Segments of an Enterprise
         -------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was effective for the Company for years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment, the manufacturing and marketing of golf equipment. Profitability and investment decisions are made on a company-wide basis.

13.      Accounting for Derivative Instruments and Hedging Activities
         ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new disclosure requirements, which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require all derivatives to be recorded on the balance sheet at fair value and special accounting for certain types of hedges. SFAS 133 will take effect in 2000. The Company has not entered into any derivative or hedge transactions and, therefore, does not believe that SFAS 133 will have a material effect on its financial condition or results of operations.

14.      Supplemental Disclosures of Non-Cash Transactions
         -------------------------------------------------

During 1998, 1997 and 1996, the Company recorded certain non-cash charges of $20,734, $25,130 and $29,150, respectively, representing accrued interest for a liability to its former President in connection with his Separation Agreement (see Note 8).

In 1997, the Company issued Common Stock in the amount of $11,430 for services rendered in 1997.

                                  S2 GOLF, INC.
                                  -------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
              -----------------------------------------------------

                         Balance at    Charged to   Charged                     Balance
                         Beginning     Cost and     to Other                    at End
                         of Period     Expenses     Accounts      Deductions    of Period
                         ---------     --------     --------      ----------    ---------


YEAR ENDED:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

December 31, 1996         $284,375     $75,000       ---          $109,244 (1)   $250,131

December 31, 1997          250,131     159,000       ---            88,194 (1)    320,930

December 31, 1998          320,930     268,450       ---           376,818 (1)    212,562

ALLOWANCE FOR RETURNS

December 31, 1996           52,607     212,797       ---           203,404         62,000

December 31, 1997           62,000     184,289       ---           157,657         88,632

December 31, 1998           88,632     135,930       ---           136,562         88,000

ALLOWANCE FOR DISCOUNTS

December 31, 1996           71,325     228,117       ---           208,565         90,877

December 31, 1997           90,877     128,977       ---           169,854         50,000

December 31, 1998           50,000     225,427       ---           235,427         40,000

INVENTORY OBSOLESCENCE RESERVE

December 31, 1996          161,498      38,876       ---               ---        200,374

December 31, 1997          200,374      72,000       ---            49,298        223,076

December 31, 1998          223,076         ---       ---            60,621        162,455

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

10.2 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the registrant dated July 1, 1996 (incorporated by reference to Exhibit 12 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

10.10** Agreement between the registrant and Randy A. Hamill dated January 2, 1997 (incorporated by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Second amendment to loan and security agreement between registrant and PNC Bank dated December 1, 1997 (incorporated by reference to Exhibit
          10.12 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

27        Financial Data Schedule.

--------------------------------------------------------------------------------

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**  Management contract or management compensatory plan or arrangement.