Form 10-Q
period 1999-04-02
S2 GOLF INC
filed 1999-05-13
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 1999

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

On April 23, 1999, 2,219,312 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    Form 10-Q
                    For Quarterly Period Ended April 2, 1999


                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements
               --------------------

               Balance Sheets -
                        April 2, 1999 and December 31, 1999               2

               Statements of Operations -
                        Three Months Ended April 2, 1999 and
                        March 29, 1998                                    3

               Statements of Cash Flows -
                        Three Months Ended April 2, 1999 and
                        March 29, 1998                                    4

               Notes to Financial Statements                              5

Item 2.        Management's Discussion and Analysis of
               ---------------------------------------
               Financial Condition and Results of Operations              8
               ---------------------------------------------

Item 3.        Quantitative and Qualitative Disclosures
               ----------------------------------------
               About Market Risk                                          10
               -----------------

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports On Form 8-K                           10
               --------------------------------

SIGNATURES                                                                10

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.
              ---------------------

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                        AS OF APRIL 2, 1999 (UNAUDITED)
                        AND DECEMBER 31, 1998 (AUDITED)


                                                             April 2             Dec. 31
                                                               1999                1998
                                                               ----                ----

ASSETS

Current Assets

Cash                                                        $     1,615         $     1,576
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $261,146 in 1999
      and $313,025 in 1998                                  $ 4,036,585           3,312,878
Inventory                                                   $ 3,420,718           3,640,123
Prepaid Expenses                                            $    13,749              32,418
Deferred Income Taxes                                       $   234,672             215,972
                                                            -----------         -----------
          Total Current Assets                                7,707,339           7,202,967

Plant and Equipment  - Net                                  $    58,462              59,442
Non-Current Deferred Income Taxes                           $   113,676             118,056
Other Assets - Net                                          $   149,877             153,615
                                                            -----------         -----------

          Total Assets                                        8,029,354           7,534,080
                                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short term Borrowings                                       $ 3,204,631         $ 2,766,879
Accounts Payable                                            $   372,034             324,849
Accrued Expenses                                            $   305,656             288,178
Other Current Liabilities                                   $    57,346              56,075
                                                            -----------         -----------
          Total Current Liabilities                           3,939,667           3,435,981

Non-Current Liabilities                                     $   131,334             146,157
                                                            -----------         -----------

          Total Liabilities                                   4,071,001           3,582,138

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Authorized
Shares:  2,219,313 and 2,218,605 Issued and
Outstanding at April 2, 1999 and March 29, 1998
respectively                                                $    22,193              22,193
Additional Paid in Capital                                  $ 4,040,795           4,040,795
Accumulated Deficit                                         $  (104,635)           (111,046)
                                                            -----------         -----------

          Total Shareholders' Equity                          3,958,353           3,951,942
                                                            -----------         -----------

          Total Liabilities and Shareholders' Equity        $ 8,029,354         $ 7,534,080
                                                            ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        APRIL 2, 1999 AND MARCH 29, 1998
                                   (UNAUDITED)

                                                                                April 2,           March 29,
                                                                                  1999                1998
                                                                                  ----                ----

Net Sales                                                                      $ 2,679,325         $ 3,385,629
Cost of Goods Sold                                                               1,862,397           2,287,567
                                                                               -----------         -----------
Gross Profit                                                                       816,928           1,098,062
                                                                               -----------         -----------

Operating Expenses:
   Selling                                                                         451,872             478,746
   General & Administrative                                                        290,481             293,255
                                                                               -----------         -----------
Total Operating Expenses                                                           742,353             772,001
                                                                               -----------         -----------
Operating Income                                                                    74,575             326,061
                                                                               -----------         -----------

Other Income (Expense)
   Interest Expense                                                                (64,328)            (99,479)
   Other Income (Expense)                                                              562               1,075
                                                                               -----------         -----------
Other - Net                                                                        (63,766)            (98,404)
                                                                               -----------         -----------

Income Before Income Taxes                                                          10,809             227,657

Provision (Benefit) for Income Taxes                                                 4,398              90,926
                                                                               -----------         -----------

Net Income                                                                     $     6,411         $   136,731
                                                                               ===========         ===========


Earnings per Common Share - Basic                                              $      0.00         $      0.06
                                                                               ===========         ===========
                            Diluted                                            $      0.00         $      0.05
                                                                               ===========         ===========

Weighted Average Number of Shares Outstanding -
                            Basic                                                2,219,316           2,218,605
                            Diluted                                              2,313,471           2,490,018


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        APRIL 2, 1999 AND MARCH 29, 1998
                                   (UNAUDITED)

                                                                      April 2,          March 29,
                                                                        1998               1997
                                                                        ----               ----
OPERATING ACTIVITIES
   Net Income                                                      $     6,411         $   136,731
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used in) Operating Activities:
          Depreciation and Amortization                                 13,626              17,241
          Deferred Income Taxes                                        (14,320)                  0
          Issuance of Stock for Compensation                                 -                   -
   Changes in Assets and Liabilities:
          Accounts Receivable                                         (723,707)         (1,730,297)
          Inventory                                                    219,405          (1,550,683)
          Prepaid Expenses                                              18,669              15,897
          Other Assets                                                    (400)               (200)
          Accounts Payable                                              47,185             906,548
          Accrued Expenses                                              17,478              51,397
          Other Current and Non-Current Liabilities                    (13,552)            (14,508)
                                                                   -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                             (429,205)         (2,167,874)
                                                                   -----------         -----------

INVESTING ACTIVITIES
   Purchase of Equipment                                                (8,508)                  0
                                                                   -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                   (8,508)                  0

FINANCING ACTIVITIES
   Proceeds from Line of Credit                                      2,241,314           3,882,203
   Payments on Line of Credit                                       (1,803,562)         (1,789,088)
                                                                   -----------         -----------


NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    437,752           2,093,115
                                                                   -----------         -----------

(DECREASE) INCREASE IN CASH                                                 39             (74,759)

CASH - BEGINNING OF PERIOD                                               1,576             121,431
                                                                   -----------         -----------

CASH - END OF PERIOD                                               $     1,615         $    46,672
                                                                   ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Year For:
     Interest                                                      $    64,328         $    99,479
     Income Taxes (Net of Refund)                                      138,000                   -
                                                                   ===========         ===========





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                          NOTES TO FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

1)  EARNINGS PER SHARE

During the fiscal year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 revises a certain methodology for computing earnings per share ("EPS") and requires the dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. All prior periods have been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

2)  REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was effective for the company for the year ended December 31, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has evaluated SFAS No. 130 and determined that it has no impact on the accompanying financial statements.

3)  SEGMENTS OF AN ENTERPRISE

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was effective for the Company for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment, the manufacturing and marketing of golf equipment. Profitability and investment decisions are made on a company-wide basis.

4)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new disclosure requirements, which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require all derivatives to be recorded on the balance sheet at fair value and special accounting for certain types of hedges. SFAS No. 133 will take effect in 2000. The Company has not entered into any derivative or hedge transactions and, therefore, does not believe that SFAS No. 133 will have a material effect of its financial condition or results of operations.

5)  THE LADIES PROFESSIONAL GOLF ASSOCIATION AGREEMENT

The Company has entered into an agreement with the Ladies Professional Golf Association (LPGA), an Ohio nonprofit corporation, which grants the Company the exclusive right to use the LPGA name and logo on its women's golf clubs and the non-exclusive right to use the LPGA name and logo on certain of its other products, including golf bags. The Company has renewed and restated this licensing agreement effective January 1, 1999 through December 31, 2003, at which time the Company has the option to renew the agreement for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license on a worldwide basis. The Company is obligated to pay to the LPGA a license fee and a royalty fee based on sales volume.

The minimum annual license fee for the term of the agreement is $200,000 each consecutive year through 2003. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (C.) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000 and (D) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee.

Under the agreement, the Company is obligated to be a "Title Sponsor" of the LPGA Teaching and Club Professionals Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through 2003. In addition, the Company is obligated to spend a minimum of $75,000 per year on various advertising programs.

6)  INVENTORY

Inventory is valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventory at April 2, 1999 and at December 31, 1998 consisted of the following components:

                         4/2/99           12/31/98

Raw Materials          $2,711,573        $2,919,298
Work in Process            25,000            25,000
Finished Goods            684,145           695,825
                       ----------        ----------
                       $3,420,718        $3,640,123

7)  PLANT AND EQUIPMENT

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

Maintenance and repairs are charged to operations as incurred.

Plant and equipment at April 2, 1999 and at December 31, 1998  were as follows:


                                                         4/2/99        12/31/98
                                                         ------        --------

          Machinery and Equipment                       $676,600        $668,092
          Furniture and Fixtures                          54,485          54,485
          Leasehold Improvements                          43,554          43,554
                                                        --------        --------
          Total                                          774,639         766,131
          Less:  Accumulated Depreciation
                         and Amortization                716,177         706,689
                                                        --------        --------
                                                        $ 58,462        $ 59,442

Depreciation and amortization for the three months ended April 2, 1999 was $13,626 and for the twelve months ended December 31, 1998 was $42,329.

8)  SHORT TERM BORROWINGS

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding Letters of Credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of April 2, 1999 was 8%. Credit available to the Company under the line of credit, as of April 2, 1999, was approximately $530,000.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of April 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

Net Sales for the three-month period ended April 2, 1999 were $2,679,325, a decrease of $706,304, or 20.9%, compared to the same period in 1998. The decrease in sales was primarily due to the soft conditions of the golf equipment market and the decision of management to decline shipping to customers in tenuous financial condition.

Gross profit as a percentage of sales decreased to 30.5% for the three-month period ended April 2, 1999 as compared to 32.4% for the same period in 1998. The primary reason for this decline was attributed to lower sales volume and a change in the product mix of shipments compared to the prior year.

Selling expenses for the three-month period ended April 2, 1999 were $151,639 compared to $169,358 for the three-month period ended March 29, 1998, a decrease of 5.6%. The decrease was primarily a result of a 14.8% decrease in sales commissions, or $21,067, and a 30.9% decrease, or $17,070, in national show expenses, offset by an increase in product advertising of 14.7%, or $17,485, and an increase in LPGA royalty expenses of $5,496 or 11%.

General and Administrative expenses for the three-month period ended April 2, 1999 were $290,481, a decrease of less than 1% from the same three-month period in 1998. With the exception of an $18,000 increase in the provision for bad debt expense for the three-month period of 1999, the majority of other General and Administrative expenses are slightly lower than the same period in 1998.

Interest expense for the three-month period ended April 2, 1999 was $64,328, which reflected a 35% decrease compared to the same period in 1998. This reduction in interest expense was a direct result of the 32% decrease in the average loan balance to PNC Bank The average loan balance for the three-month period ended April 2, 1999 was $2,986,126 compared to an average loan balance of $4,394,186 for the three-month period ended March 29, 1998.

The Company's net income for the three-month period ended April 2, 1999 was $6,411 compared to $136,731 for the same three-month period in 1998. This decrease was the result of lower revenues and gross margins in 1999 than in 1998.

The effective tax rate for the Company was 40.7% for the three-month period ended April 2, 1999 compared to 39.9% for the same period in 1998. This slightly higher rate was a result of the full utilization of the Company's available Net Operating Loss carry forward in fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's working capital increased by $686 for the three-month period ended April 2, 1999. Current assets increased by $504,372, offset by an increase in current liabilities of $503,686. Accounts receivable increased by $723,707 for the three-month period ended April 2, 1999, which was typical for the Company due to the cyclical nature of the golf industry. Inventory decreased during the same period by $219,405, or 6%, which reflected management's decision to improve inventory turns and decrease the levels of raw materials. The Company's short term borrowings increased by $437,752, which was a result of the increase to accounts receivable and the decrease to inventory. In addition, accounts payable increased by $47,185 for the three-month period ended April 2, 1999 and accrued expenses increased by $17,478 for the same period.

Working capital increased by $192,105 from the period ending March 29, 1998 to the period ending April 2, 1999. This increase was the result of a $2,839,181 decrease in current assets offset by a $3,031,286 decrease in current liabilities.

Cash used in operations was $429,205 and $2,167,874 for the three-month periods ended April 2, 1999 and March 29, 1998, respectively. Cash provided by financing activities totaled $437,752 for the three-month period ended April 2, 1999 and $2,093,115 for the same three-month period in 1998. During the three-month period ended April 2, 1999, 32% of the cash used was for the payment of income taxes, which totaled $138,000.

YEAR 2000 COMPLIANCE
--------------------

The Company has completed a review of its information systems and applications in preparation for the Year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to remediate and bring current systems into compliance are not expected to exceed $100,000. Software selections will be finalized in the second quarter of 1999 and implementation will begin in the third quarter of 1999. The Company believes that it will be Year 2000 compliant in the fourth quarter of 1999. The Company believes its vendors and other third parties will be converted timely and present no Year 2000 issues. None of the Company's products or manufacturing systems will be affected by the Year 2000 issue. System upgrades are scheduled to be implemented on a timely basis and should not impact operations or financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Not applicable.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a) The exhibits listed on the attached Exhibit Index are filed as part of this report.

(b) The Company filed no reports on Form 8-K during the three-month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                S2 GOLF INC.

Date:  4/28/99                                  /s/ Douglas A. Buffington
                                                -------------------------
                                                By:
                                                    Douglas A. Buffington
                                                    President and Chief
                                                    Operating Officer

                                  EXHIBIT INDEX


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