Form 10-Q
period 1999-07-02
S2 GOLF INC
filed 1999-08-12
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.


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

On July 2, 1999, 2,219,312 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q
                     FOR QUARTERLY PERIOD ENDED JULY 2, 1999


                                     INDEX
                                     -----

                                                                 Page Number
                                                                 -----------
PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Balance Sheets -
                   July 2, 1999 and December 31, 1999                 2

              Statements of Operations -
                   Three Months Ended July 2, 1999 and
                   June 28, 1998                                      3

                   Six Months Ended July 2, 1999 and                  4
                   June 28, 1998

              Statements of Cash Flows -
                   Six Months Ended July 2, 1999 and
                   June 28, 1998                                      5

              Notes to Financial Statements                           6

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                            10


PART II.      OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                       10

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                         AS OF JULY 2, 1999 (UNAUDITED)
                        AND DECEMBER 31, 1998 (AUDITED)


                                                            July 2,         Dec. 31
                                                             1999             1998
                                                             ----             ----
ASSETS

Current Assets

Cash                                                     $     1,715     $     1,576
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $313,688 in 1999
      and $212,562 in 1998                                 3,044,569       3,312,878
Inventory                                                  2,939,567       3,640,123
Prepaid Expenses                                             105,690          32,418
Deferred Income Taxes                                        234,316         215,972
                                                         -----------     -----------
          Total Current Assets                             6,325,857       7,202,967

Plant and Equipment  - Net                                    50,263          59,442
Non-Current Deferred Income Taxes                            106,296         118,056
Other Assets - Net                                           146,141         153,615
                                                         -----------     -----------

          Total Assets                                     6,628,557       7,534,080
                                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short term Borrowings                                    $ 1,323,108     $ 2,766,879
Accounts Payable                                             577,804         324,849
Accrued Expenses                                             364,528         288,178
Other Current Liabilities                                     59,086          56,075
                                                         -----------     -----------
          Total Current Liabilities                        2,324,526       3,435,981

Non-Current Liabilities                                      111,048         146,157
                                                         -----------     -----------

          Total Liabilities                                2,435,574       3,582,138

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Authorized
Shares:  2,219,313 and 2,219,313 Issued and
Outstanding at July 2, 1999 and December 31,
1998 respectively                                             22,193          22,193
Additional Paid in Capital                                 4,040,795       4,040,795
Accumulated Retained Earnings /(Deficit)                     129,995        (111,046)
                                                         -----------     -----------

          Total Shareholders' Equity                       4,192,983       3,951,942
                                                         -----------     -----------

          Total Liabilities and Shareholders' Equity     $ 6,628,557     $ 7,534,080
                                                         ===========     ===========

        The accompanying notes are an integral part of these statements

                                  S2 GOLF INC.
                             STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                         JULY 2, 1999 AND JUNE 28, 1998
                                   (UNAUDITED)


                                                            July 2           June 28
                                                             1999              1998
                                                             ----              ----
Net Sales                                                 $ 3,514,504      $ 3,611,429
Cost of Goods Sold                                          2,335,802        2,387,303
                                                          -----------      -----------
Gross Profit                                                1,178,702        1,224,126
                                                          -----------      -----------

Operating Expenses:
   Selling                                                    478,020          423,424
   General & Administrative                                   301,435          297,357
                                                          -----------      -----------
Total Operating Expenses                                      779,455          720,781
                                                          -----------      -----------
Operating Income                                              399,247          503,345
                                                          -----------      -----------

Other Income (Expense)
   Interest Expense                                           (60,121)        (115,424)
   Other Income (Expense)                                           -           34,113
                                                          -----------      -----------
Other - Net                                                   (60,121)         (81,311)
                                                          -----------      -----------

Income Before Income Taxes                                    339,126          422,034

Provision for Income Taxes                                    104,496          172,355
                                                          -----------      -----------

Net Income                                                $   234,630      $   249,679
                                                          ===========      ===========


Earnings per Common Share - Basic                         $      0.11      $      0.11
                                                          ===========      ===========
                            Diluted                       $      0.10      $      0.10
                                                          ===========      ===========

Weighted Average Number of Shares Outstanding -
                            Basic                           2,219,316        2,218,925
                            Diluted                         2,299,579        2,453,806

        The accompanying notes are an integral part of these statements

                                 S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                         JULY 2, 1999 AND JUNE 28, 1998
                                   (UNAUDITED)


                                                   July 2          June 28
                                                    1999             1998
                                                    ----             ----

Net Sales                                       $ 6,193,829      $ 6,997,058
Cost of Goods Sold                                4,198,199        4,674,870
                                                -----------      -----------
Gross Profit                                      1,995,630        2,322,188
                                                -----------      -----------

Operating Expenses:
   Selling                                          929,892          902,170
   General & Administrative                         591,916          590,612
                                                -----------      -----------
Total Operating Expenses                          1,521,808        1,492,782
                                                -----------      -----------
Operating Income                                    473,822          829,406
                                                -----------      -----------

Other Income (Expense)
   Interest Expense                                (124,449)        (214,903)
   Other Income (Expense)                               562           35,192
                                                -----------      -----------
Other - Net                                        (123,887)        (179,711)
                                                -----------      -----------

Income Before Income Taxes                          349,935          649,695

Provision for Income Taxes                          108,894          263,281
                                                -----------      -----------

Net Income                                      $   241,041      $   386,414
                                                ===========      ===========


Earnings per Common Share - Basic               $      0.11      $      0.17
                                                ===========      ===========
                            Diluted             $      0.10      $      0.16
                                                ===========      ===========

Weighted Average Number of Shares Outstanding -
                            Basic                2,219,316        2,218,848
                            Diluted              2,306,553        2,475,005


         The accompanying notes are an integral part of these statements

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                   JULY 2, 1999 AND JUNE 28, 1998 (UNAUDITED)

                                                                 July 2,         June 28,
                                                                  1999             1998
                                                                  ----             ----
OPERATING ACTIVITIES
--------------------
Net Income                                                   $   241,041      $   386,414
Adjustments to Reconcile Net Income to Net Cash Provided
  By (Used in) Operating Activities:
       Depreciation and Amortization                              27,481           28,808
       Deferred Income Taxes                                      (6,584)               0
       Issuance of Stock for Compensation                              -            2,000
Changes in Assets and Liabilities:
       Accounts Receivable                                       268,309         (470,605)
       Inventory                                                 700,556       (2,103,593)
       Prepaid Expenses                                          (73,272)          16,934
       Other Assets                                                 (890)          (3,906)
       Accounts Payable                                          252,955          520,879
       Accrued Expenses                                           76,350          174,735
       Other Current and Non-Current Liabilities                 (32,098)         (27,178)
                                                             -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                      1,453,848       (1,475,512)
                                                             -----------      -----------

INVESTING ACTIVITIES
--------------------
  Purchase of Equipment                                           (9,938)          (5,506)

                                                             -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                             (9,938)          (5,506)

FINANCING ACTIVITIES
--------------------
  Proceeds from Line of Credit                                 4,939,797        8,191,837
  Payments on Line of Credit                                  (6,383,568)      (6,820,805)
                                                             -----------      -----------


NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (1,443,771)       1,371,032
                                                             -----------      -----------

(DECREASE) INCREASE IN CASH                                          138         (109,986)

CASH - BEGINNING OF PERIOD                                         1,576          121,431
                                                             -----------      -----------

CASH - END OF PERIOD                                         $     1,714      $    11,445
                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
  Interest                                                     $ 124,449        $ 214,903
  Income Taxes (Net of Refund)                                   179,881           50,000
                                                             ===========      ===========

         The accompanying notes are an integral part of these statements

                                  S2 GOLF INC.
                          NOTES TO FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

4)    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new disclosure requirements, which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require all derivatives to be recorded on the balance sheet at fair value and special accounting for certain types of hedges. SFAS No. 133 will take effect in 2000. The Company has not entered into any derivative or hedge transactions and, therefore, does not believe that SFAS No. 133 will have a material effect on its financial condition or results of operations.

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

6)    INVENTORY

Inventory is valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventory at July 2, 1999 and December 31, 1998 consisted of the following components:


                       7/2/99        12/31/98
                       ------        --------



Raw Materials       $2,326,667     $2,919,298
Work in Process         25,000         25,000
Finished Goods         587,900        695,825
                    ----------     ----------
                    $2,939,567     $3,640,123



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

Maintenance and repairs are charged to operations as incurred.

Plant and equipment at July 2, 1999 and December 31, 1998  were as follows:

                                           7/2/99      12/31/98
                                           ------      --------

     Machinery and Equipment             $678,030     $668,092
     Furniture and Fixtures                54,485       54,485
     Leasehold Improvements                43,554       43,554
                                         --------     --------
     Total                                776,069      766,131


     Less:  Accumulated Depreciation
               and Amortization           725,806      706,689
                                         --------     --------
                                         $ 50,263     $ 59,442


Depreciation and amortization for the six months ended July 2, 1999 was $19,117 and for the twelve months ended December 31, 1998 was $42,329.

8)    SHORT TERM BORROWINGS

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding Letters of Credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of July 2, 1999 was 8% . Credit available to the company under the line of credit, as of July 2, 1999, was approximately $1,987,125.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of July 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-month and six-month periods ended July 2, 1999 were $3,514,504 and $6,193,829 respectively, compared to $3,611,429 and $6,997,058 for the same period in 1998. The 11.5% decrease in sales for the six-month period compared to the prior year was primarily due to the soft conditions of the golf equipment market in the first quarter of 1999 and the decision of management to decline shipping to customers in tenuous financial condition. Net sales for the three-month period ended July 2, 1999 were 2.7% less than the same period in 1998.

Gross profit as a percentage of sales was 33.5% and 32.2% for the three-month and six-month periods ended July 2, 1999 respectively, as compared to 33.9% and 33.2% for the same periods in 1998. The primary reason for this decline was attributed to a change in the product mix of shipments compared to the prior year.

Selling expenses for the three-month and six-month periods ended July 2, 1999 were $478,020 and $929,892 respectively, compared to $423,424 and $902,170 for the same periods in 1998. The increase in selling expenses for the six-month period ended July 2, 1999 was primarily a result of an increase in product advertising of 33.2% or $75,576, offset by a decrease of $14,917 or 26.6% in national trade show expense and a decrease of $8,109 or 2.8% in sales commission expense due to decreased volume. The increased advertising expense was the result of the company's national television advertisement which ran for the first time in 1999.

General and Administrative expenses for the three-month and six-month periods ended July 2, 1999 were $301,435 and $591,916 respectively, compared to $297,357 and $590,612 for the same periods in 1998.

Interest expense for the six-month period ended July 2, 1999 was $124,449, which reflected a 42% decrease compared to the same period in 1998. This reduction in interest expense was a direct result of the 44% decrease in the average loan balance to PNC Bank The average loan balance for the six-month period ended July 2, 1999 was $2,590,571 compared to an average loan balance of $4,637,820 for the six-month period ended June 28, 1998.

The Company's net income for the six-month period ended July 2, 1999 was $241,041 compared to $386,414 for the same three-month period in 1998. This decrease was primarily the result of lower revenues.

The provision for income taxes was $108,894 for the six month period ending July 2, 1999 compared to $263,281 for six month period ending June 29, 1999.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $234,345 for the six-month period which ended July 2, 1999. Current assets decreased by $877,110 offset by a decrease in current liabilities of $1,111,455. Accounts receivable decreased by $268,309 for the six-month period ended July 2, 1999. Inventory decreased during the same period by $700,556 or 19.3% which reflected management's decision to improve inventory turns and decrease the levels of raw materials. The Company's short term borrowings decreased by $1,443,771 which was a result of the decreases to both accounts receivable and inventory. In addition, accounts payable increased by $252,955 for the six-month period ended July 2, 1999 and accrued expenses increased by $76,350 for the same period. The increases in accounts payable and accrued expenses are primarily a result of the cyclical nature of the business.

Working capital increased by $185,584 from the period ending June 28, 1998 to the period ending July 2, 1999. This increase was the result of a $3,477,620 decrease in current assets offset by a $3,663,204 decrease in current liabilities.

Cash provided by operations for the six-month period ended July 2, 1999 was $1,453,848 compared to cash used in operations for the six-month period ended June 28, 1998 of $1,475,512. Cash used to reduce financing activities totaled $1,443,771 for the six-month period ended July 2, 1999 compared to cash was provided by financing activities for the same six-month period in 1998 of $1,371,032. During the six-month period ended July 2, 1999, cash used for the payment of income taxes totaled $179,881, and $124,449 was used for the payment of interest charges on short and long term borrowings.

YEAR 2000 COMPLIANCE

The Company has completed a review of its information systems and applications in preparation for the Year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to remediate and bring current systems into compliance are not expected to exceed $75,000. Software selections have been finalized and implementation will begin in August of 1999. The Company believes that it will be Year 2000 compliant in the fourth quarter of 1999. The Company believes its vendors and other third parties will be converted timely and present no Year 2000 issues. None of the Company's products or manufacturing systems will be affected by the Year 2000 issue. System upgrades are scheduled to be implemented on a timely basis and should not impact operations or financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits listed on the attached Exhibit Index are filed as part of this report.

(b) The Company filed a report on Form 8-K dated June 28, 1999 reporting the dismissal of the Company's independent accountants, Deloitte & Touche LLP, following a vote by the Audit Committee of the Company's Board of Directors on June 24, 1999. The Company filed a report on Form 8-K dated June 29, 1999 reporting the engagement of Rothstein, Kass & Company, P.C. to serve as the principal accountants to audit the Company's financial statements, following a vote by the Audit Committee of the Company's Board of Directors on June 24, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          S2 GOLF INC.

August 12, 1999                           /s/ Douglas A. Buffington
---------------                           -------------------------
Dated:                                    By:
                                           Douglas A. Buffington
                                           President and Chief
                                           Operating Officer

                                  Exhibit Index

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT*
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

--------------------------------------------------------------------------------