Form 10-Q
period 1999-10-01
S2 GOLF INC
filed 1999-11-15
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

                         Commission File Number: 0-14146

                                  S2 GOLF INC.
             (Exact Name of Registrant as Specified in its Charter)

 New Jersey                                                 22-2388568
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

18 Gloria Lane, Fairfield, NJ                               07004
(Address of Principal Executive Office)                     (Zip Code)

                                 (201) 227-7783
              (Registrant's telephone number, including area code)

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

On October 1, 1999, 2,220,112 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q
                   FOR QUARTERLY PERIOD ENDED OCTOBER 1, 1999

PART I.       FINANCIAL INFORMATION                                     Page Number
                                                                        -----------
Item 1        Financial Statements                                           1
              --------------------

              Balance Sheets -
                   October 1, 1999 and December 31, 1999                     1

              Statements of Operations -
                   Three Months Ended October 1, 1999 and
                   September 27, 1998                                        2

                   Nine Months Ended October 1, 1999 and                     3
                   September 27, 1998

              Statements of Cash Flows -
                   Nine Months Ended October 1, 1999 and
                   September 27, 1998                                        4

              Notes to Financial Statements                                  5

Item 2        Management's Discussion and Analysis of                        8
              ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

Item 3        Quantitative and Qualitative Disclosures About                10
              ----------------------------------------------
              Market Risk
              -----------

PART II.      OTHER INFORMATION                                             10

Item 1        Legal Proceedings                                             10
              -----------------

Item 6        Exhibits and Other Reports on Form 8-K                        10
              --------------------------------------

Exhibit Index                                                               11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ----------------------

                                 BALANCE SHEETS
                       AS OF OCTOBER 1, 1999 (UNAUDITED)
                       AND DECEMBER 31, 1998 (UNAUDITED)

                                                        October 1    December 31
                                                          1999          1998
                                                       -----------   -----------
ASSETS

Current Assets

Cash                                                   $     1,450   $     1,576
Accounts Receivable (Net of  Allowance
      for Doubtful Accounts of $367,703 in 1999
      and $313,025 in 1998                               2,158,223     3,312,878
Inventory                                                2,649,483     3,640,123
Prepaid Expenses                                           101,585        32,418
Deferred Income Taxes                                      238,368       215,972
                                                       -----------   -----------
          Total Current Assets                           5,149,109     7,202,967

Plant and Equipment  - Net                                  91,282        59,442
Non-Current Deferred Income Taxes                          103,527       118,056
Other Assets - Net                                         141,892       153,615
                                                       -----------   -----------
          Total Assets                                   5,485,810     7,534,080
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short term Borrowings                                  $   219,590   $ 2,766,879
Accounts Payable                                           516,276       324,849
Accrued Expenses                                           296,144       288,178
Other Current Liabilities                                   73,800        56,075
                                                       -----------   -----------
          Total Current Liabilities                      1,105,810     3,435,981

Non-Current Liabilities                                     95,430       146,157
                                                       -----------   -----------
          Total Liabilities                              1,201,240     3,582,138

Commitments and Contingencies

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Authorized
Shares:  2,220,112 and 2,219,313 Issued and
Outstanding at October 1, 1999 and December 31, 1998
respectively                                                22,193        22,193
Additional Paid in Capital                               4,040,795     4,040,795
Accumulated Retained Earnings /(Deficit)                   221,582      (111,046)
                                                       -----------   -----------
          Total Shareholders' Equity                     4,284,570     3,951,942
                                                       -----------   -----------
          Total Liabilities and Shareholders' Equity   $ 5,485,810   $ 7,534,080
                                                       ===========   ===========


The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     OCTOBER 1, 1999 AND SEPTEMBER 27, 1998
                                  (UNAUDITED)


                                                   October 1     September 27
                                                      1999          1998
                                                  -----------    -----------
Net Sales                                         $ 2,536,905    $ 2,411,982
Cost of Goods Sold                                  1,682,880      1,653,719
                                                  -----------    -----------
Gross Profit                                          854,025        758,263
                                                  -----------    -----------
Operating Expenses:
   Selling                                            375,399        336,104
   General & Administrative                           320,887        267,342
                                                  -----------    -----------
Total Operating Expenses                              696,286        603,446
                                                  -----------    -----------
Operating Income                                      157,739        154,817
                                                  -----------    -----------
Other Income (Expense)
   Interest Expense                                   (22,584)       (85,486)
   Other Income (Expense)                                --           (4,828)
                                                  -----------    -----------
Other - Net                                           (22,584)       (90,314)
                                                  -----------    -----------
Income Before Income Taxes                            135,155         64,503

Provision for Income Taxes                             43,567         26,124
                                                  -----------    -----------
Net Income                                        $    91,588    $    38,379
                                                  ===========    ===========
Earnings per Common Share - Basic                 $      0.04    $      0.02
                                                  ===========    ===========
                        Diluted                   $      0.04    $      0.02
                                                  ===========    ===========
Weighted Average Number of Shares Outstanding -
                            Basic                   2,220,072      2,219,300
                            Diluted                 2,277,451      2,306,652


The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                     OCTOBER 1, 1999 AND SEPTEMBER 27, 1998
                                  (UNAUDITED)

                                                   October 1    September 27
                                                     1999           1998
                                                  -----------    -----------
Net Sales                                         $ 8,730,735    $ 9,409,041
Cost of Goods Sold                                  5,881,080      6,328,589
                                                  -----------    -----------
Gross Profit                                        2,849,655      3,080,452
                                                  -----------    -----------
Operating Expenses:
   Selling                                          1,305,291      1,238,274
   General & Administrative                           912,803        857,954
                                                  -----------    -----------
Total Operating Expenses                            2,218,094      2,096,228
                                                  -----------    -----------
Operating Income                                      631,561        984,224
                                                  -----------    -----------
Other Income (Expense)
   Interest Expense                                  (147,033)      (300,389)
   Other Income (Expense)                                 562         30,364
                                                  -----------    -----------
Other - Net                                          (146,471)      (270,025)
                                                  -----------    -----------
Income Before Income Taxes                            485,090        714,199

Provision for Income Taxes                            152,461        289,405
                                                  -----------    -----------

Net Income                                        $   332,629    $   424,794
                                                  ===========    ===========
Earnings per Common Share - Basic                 $      0.15    $      0.19
                                                  ===========    ===========
                       Diluted                    $      0.14    $      0.18
                                                  ===========    ===========
Weighted Average Number of Shares Outstanding -
                              Basic                 2,219,567      2,218,997
                              Diluted               2,296,888      2,408,706


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                            STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                     OCTOBER 1, 1999 AND SEPTEMBER 27, 1998
                                  (UNAUDITED)



                                                               October 1      September 27
                                                                  1999            1998
                                                              ------------    ------------
OPERATING ACTIVITIES
--------------------
   Net Income                                                 $    332,628    $    424,794
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used in) Operating Activities:
          Depreciation and Amortization                             44,398          42,376
          Deferred Income Taxes                                     (7,867)        (87,822)
          Issuance of Stock for Compensation                          --             4,000
   Changes in Assets and Liabilities:
          Accounts Receivable                                    1,154,655         726,807
          Inventory                                                990,640      (1,270,573)
          Prepaid Expenses                                         (69,167)        (38,092)
          Other Assets                                                (890)         (3,906)
          Accounts Payable                                         191,427          55,068
          Accrued Expenses                                           7,966         106,978
          Other Current and Non-Current Liabilities                (33,002)        (30,477)
                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                        2,610,788         (70,847)
                                                              ------------    ------------
INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                           (63,625)        (21,017)
                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                              (63,625)        (21,017)

FINANCING ACTIVITIES
--------------------
   Proceeds from Line of Credit                                  7,311,721      10,405,964
   Payments on Line of Credit                                   (9,859,010)    (10,435,531)
                                                              ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (2,547,289)        (29,567)
                                                              ------------    ------------
(DECREASE) INCREASE IN CASH                                           (127)       (121,431)

CASH - BEGINNING OF PERIOD                                           1,576         121,431
                                                              ------------    ------------
CASH - END OF PERIOD                                          $      1,449    $       --
                                                              ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
     Interest                                                 $    147,033    $    277,852
     Income Taxes (Net of Refund)                                  152,842         124,571
                                                              ============    ============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Under the agreement, the Company is obligated to be a "Title Sponsor" of the LPGA Teaching and Club Professionals Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by

$2,500 per year through 2003. In addition, the Company is obligated to spend a minimum of $100,000 per year on various advertising programs.

6)       INVENTORY

Inventory is valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventory at October 1, 1999 and December 31, 1998 consisted of the following components:

                   10/1/99      12/31/98
Raw Materials     $2,073,342   $2,919,298
Work in Process       25,000       25,000
Finished Goods       551,141      695,825
                  ----------   ----------
                  $2,649,483   $3,640,123

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

Maintenance and repairs are charged to operations as incurred.

Plant and equipment at October 1, 1999 and December 31, 1998 were as follows:

                                                   10/1/99    12/31/98

          Machinery and Equipment                  $731,717   $668,092
          Furniture and Fixtures                     54,485     54,485
          Leasehold Improvements                     43,554     43,554
          Total                                     829,756    766,131

          Less:  Accumulated Depreciation
                                and Amortization    738,474    706,689
                                                   $ 91,282   $ 59,442

Depreciation and amortization for the nine months ended October 1, 1999 was $31,785 and for the twelve months ended December 31, 1998 was $42,329.

8)       SHORT TERM BORROWINGS

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding Letters of Credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of October 1, 1999 was 8.5%. Credit available to the Company under the line of credit, as of October 1, 1999, was approximately $2,149,637.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of October 1, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

RESULTS OF OPERATIONS

Net Sales for the three-month and nine-month periods ended October 1, 1999 were $2,536,905 and $8,730,735 respectively, compared to $2,411,982 and $9,409,041 for the same periods in 1998. The 7.2% decrease in sales for the nine-month period compared to the prior year was primarily due to the soft conditions of the golf equipment market in 1999 and the decision of management to decline shipping to customers in tenuous financial condition. Net sales for the three-month period ended October 1, 1999 was 5.2% higher than the same period in 1998. Management attributes this increase to the Company's national television advertising campaign and continued strength in the women's segment.

Gross profit as a percentage of sales for the three-month and nine-month periods ended October 1, 1999 was 33.7% and 32.7% respectively, as compared to 31.5% and 32.8% for the same periods in 1998. Management attributes those changes primarily to differences in the mix of products shipped in the comparison periods.

Selling expenses for the three-month and nine-month periods ended October 1, 1999 were $375,399 and $1,305,291 respectively, compared to $336,104 and $1,238,274 for the same periods in 1998. The increase in selling expenses for the nine-month period ended October 1, 1999 was primarily a result of an increase in product advertising as well as an increase in sales commission expense offset by a decrease in national trade show expense. The increased advertising expense was the result of the Company's national television advertisement, which ran for the first time in 1999.

General and Administrative expenses for the three-month and nine-month periods ended October 1, 1999 were $320,887 and $912,803 respectively, compared to $267,342 and $857,954 for the same periods in 1998. These increases are due primarily to increased legal costs associated with the preparation of the Company's Annual Report on Form 10-K and player endorsement contracts.

Interest expense for the nine-month period ended October 1, 1999 was $147,033 which reflected a 51% decrease compared to the same period in 1998. This reduction in interest expense was a direct result of the 55% decrease in the average loan balance to PNC Bank. The average loan balance for the nine-month period ended October 1, 1999 was $1,925,988 compared to an average loan balance of $4,239,807 for the nine-month period ended September 27, 1998.

The Company's net income for the nine-month period ended October 1, 1999 was $332,629 compared to $424,794 for the same three-month period in 1998.

The provision for income taxes was $152,461 for the nine-month period ending October 1, 1999 compared to $289,405 for nine-month period ending September 27, 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $276,313 for the nine-month period which ended October 1, 1999. Current assets decreased by $2,053,858, offset by a decrease in current liabilities of $2,330,171. Accounts receivable decreased by $1,154,655 for the nine-month period ended October 1, 1999. Inventory decreased during the same period by $990,640, or 27.3%, which reflected management's decision to improve inventory turns and decrease the levels of raw materials. The Company's short term borrowings decreased by $2,547,289, which was a result of the decreases to both accounts receivable and inventory. In addition, accounts payable increased by $194,427 for the nine-month period ended October 1, 1999 and accrued expenses increased by $7,966 for the same period. The increases in accounts payable and accrued expenses are primarily a result of the cyclical nature of the business.

Working capital increased by $208,403 from the period ending September 27, 1998 to the period ending October 1, 1999. This increase was the result of a $2,746,275 decrease in current assets offset by a $2,954,678 decrease in current liabilities.

Cash provided by operations for the nine-month period ended October 1, 1999 was $2,610,788 compared to cash used in operations for the nine-month period ended September 27, 1998 of $70,847. Cash used to reduce financing activities totaled $2,547,289 for the nine-month period ended October 1, 1999 compared to cash provided by financing activities for the same nine-month period in 1998 of $29,567. During the nine-month period ended October 1, 1999, cash used for the payment of income taxes totaled $152,842, and cash used for the payment of interest charges on short and long term borrowings totaled $147,033.

YEAR 2000 COMPLIANCE

The Company has completed a review of its information systems and applications in preparation for the Year 2000. The Company expects to incur internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to remediate and bring current systems into compliance are not expected to exceed $75,000. Software selections have been finalized and the new systems became operational on November 1, 1999. The Company believes that it will be Year 2000 compliant in the fourth quarter of 1999. The Company believes its vendors and other third parties will be converted timely and present no Year 2000 issues. None of the Company's products or manufacturing systems will be affected by the Year 2000 issue. System upgrades are scheduled to be implemented on a timely basis and should not impact operations or financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

On July 21, 1999, Michael R. Ross, a former Vice President, Sales of the Company, filed a complaint against the Company in the Essex County Superior Court of New Jersey in connection with options to purchase shares of the Company's common stock granted to him pursuant to his employment contract. His claims against the Company relate to his inability to immediately sell the underlying restricted shares had he exercised his options. Mr. Ross claims $49,100 in compensatory damages plus pre-judgment interest, attorneys' fees and such other relief that the court might grant. The Company intends to defend this lawsuit vigorously.

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

                                    S2 GOLF INC.

November 11, 1999                   /s/ Douglas A. Buffington
-----------------                   -------------------------
Date                                By:
                                         Douglas A. Buffington
                                         President and Chief
                                         Operating Officer

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

--------------------


* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**       Management contract or management compensatory plan or arrangement.