Form 10-K405
period 1999-12-31
S2 GOLF INC
filed 2000-03-29
CIK 782126

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File
December 31, 1999                                         Number O-14146


                                  S2 GOLF INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               NEW JERSEY                                 22-2388568
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

               18 GLORIA LANE
               FAIRFIELD, N.J.                                07004
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (973) 227-7783
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

            SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE SECURITIES
               REGISTERED PURSUANT TO 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 1,635,930. This calculation is based upon the closing price of the registrant's common stock on March 13, 2000.

The number of shares of the registrant's Common Stock outstanding as of March 13, 2000 was 2,220,113.

                                     PART I
ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

S2 Golf, Inc. (the "Company" or "Square Two") was incorporated under the laws of the state of New Jersey in February 1982. The Company manufactures and markets a proprietary line of golf equipment, including golf clubs, golf bags, golf balls and accessories, throughout the United States. The Company markets these products under the tradename and trademark SQUARE TWO(R) and uses several additional trademarks including S2(R) and Posiflow(R), among others.

The common stock of the Company (the "Common Stock") trades on the National Association of Securities Dealers Automated Quotation System (Nasdaq) under the trading symbol "GOLF."

During 1999, the Company introduced two new lines of putters (Power Circle(TM) XL and Light and Easy(TM) XL), added steel shafted clubs to its Agree women's value line, added irons and drivers to the men's Relief line, added drivers to the women's Lady Rave line, and redesigned its Light and Easy(TM) and Power Circle(TM) lines.

In 1999, the Company maintained and strengthened its position as manufacturer and seller of premium quality, high performance clubs for women golfers, which comprise between 58% and 62% of the Company's business, renewing its 19-year partnership with the Ladies Professional Golf Association ("LPGA"), entering into an endorsement agreement with Kathy Whitworth that took effect on January 1, 2000, and launching its first television advertisement, which is aimed exclusively at women. The Company's sponsorship of the Square Two/LPGA Custom Club Fitting Program provided a forum for design input from professional women golfers. Cosmetic changes to the Company's lines of women's clubs continued to include greater prominence for the distinctive LPGA logo, which all of Square Two's women's clubs carry.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial information about business segments in which the Company operates, see Item 8, Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Club Design

The Company designs products for men and women of all ages and has two broad design approaches. One targets the steel shaft market, and the other targets the graphite shaft market.

In recent years, the graphite shaft market has experienced tremendous growth, particularly among women. Graphite shafts are lighter than steel shafts and have greater design flexibility. The Company, recognizing that graphite has become the shaft of choice for the majority of women, has developed an extensive array of graphite shaft models.

Products

The Company currently markets the following full line of golf equipment for both men and women:

The PCX II line features cavity back, oversize elliptical head design for irons with oversized metal woods. The woods feature Synchro Speed System 1 graphite shafts. The irons feature lightweight steel shafts and the Company's Totally Matched proprietary weighting and balancing system. PCX II clubs are available for men only.

The Light and Easy(TM) line was redesigned in 1999 and is now called Light and Easy(TM) XL. It features the LPGA logo on both the irons and woods and is available in either lightweight steel or graphite shafts. The mid-profile, stainless steel, cavity-back irons have dual copper inserts in the sole, which lower the center of gravity as well as expand the sweet spot. The perimeter weighted stainless steel woods are oversize and offset.

The Power Circle(TM) line was redesigned in 1999 and is now called Power Circle(TM) XL. It is available in either lightweight steel or graphite shafts. The mid-profile, stainless steel, cavity-back irons have dual copper inserts in the sole, which lower the center of gravity as well as expand the sweet spot. The perimeter weighted stainless steel woods are oversize and offset.

The RAVE graphite line features the Company's patented Posiflow weighting system in its irons. The oversize stainless steel metal woods have expanded sweet spots. Irons and woods feature ultra-light high modulus graphite shafts, which are matched to the player's swing speed. The RAVE graphite clubs are available in right and left-handed men's, ladies' and Lady Petite(R) models.

In 1999, the Company also marketed the Power Circle(TM) and Light and Easy(TM) Titanium driver series, featuring heads made of 100% 6/4 Titanium.

In 1999, the Company expanded its value line of women's clubs with the introduction of the Agree in steel shafts. Previously, the Agree was available only in graphite shafts.

In 1999, the Company continued to market the ZCX-Ti line of Titanium-faced irons available in right hand only. These irons feature 100% Titanium inserts for enhanced feel and Posiflow weighting for fewer long iron fades and short iron pulls.

In 1999, the Company marketed its Lady Ti line of Titanium-faced irons. Available in women's only, these irons feature 100% 6/4 Titanium inserts for maximum energy transfer and high modulus lightweight shafts for improved distance.

In 1999, the Company continued to sell its Eight-Is-Enough line of clubs for junior golfers. These sets, which now feature the same XL heads as the Light and Easy(TM) XL and Power Circle(TM) XL lines, are available for both young men and young women, come in three different lengths and feature four irons, three woods and a putter.

In 1999, the Company continued to sell its Relief iron as a complement to its popular Relief wood series. The driver, long, middle and short Relief clubs offer V-soles designed to be user-friendly in all playing conditions.

In 1999, the Company continued to distribute its WTD or Women's Tour Design wedge system. Designed for women, these wedges feature polymer inserts for better bite on the green.

In 1999, the Company continued to sell its TMPII line of clubs with offset oversized stainless steel heads. Available in both steel and graphite, the TMPII offers superior playability at affordable prices.

In 1999, the Company continued to market its Rough Relief line of men's low profile woods. Available with both steel and graphite shafts, the Rough Relief line features dual brass inserts on the sole for increased playability.

In 1999, the Company continued to market its Lady Rave low profile line of graphite-shafted woods. These easy to hit woods feature copper inserts in the sole for added playability.

In 1999, the Company continued to market styles in its line of women's bags featuring matching head covers.

In 1999, the Company continued to sell putters under the Power Circle(TM), Light and Easy(TM) and Rave lines. Additionally, the Company introduced the Power Circle(TM) XL and Light and Easy(TM) XL lines of putters in 1999. These tri-metal putters are heel toe weighted to reduce torque on off center hits.

In 1999, the Company introduced its Relief line of men's irons. Designed to complement the Rough Relief men's woods, the bi-metal Relief irons feature the Company's patented Posiflow weighted system, which reduces long iron slices and short iron pulls.

In 1999, the Company introduced its men's Relief and women's Lady Rave lines of mid-profile, bi-metal drivers. These drivers feature brass inserts, which lower the center of gravity and expand the sweet spot.

Manufacturing

The Company's clubs are assembled at its facility located in Fairfield, New Jersey. Finished heads are purchased from several sources in Taiwan, Thailand and The People's Republic of China, which manufacture them to Square Two's appearance and weight specifications. Various domestic and foreign shaft manufacturers supply steel shafts, grips, and accessories. The Company obtains its graphite shafts from several foreign shaft suppliers, which manufacture them to the Company's design specifications. In the course of assembling its PCXII line of steel shafted clubs, the Company applies its Totally Matched proprietary weighting and balancing techniques to achieve the clubs' unique design and construction.

Seasonality

The golf industry is seasonal. While manufacturing occurs throughout the year, demand for the Company's clubs is greatest from March through July.

Inventory Supply

The Company tries to maintain at least two sources of supply for irons and metal wood heads from foreign suppliers. These suppliers generally require 90 to 120 day lead times to deliver heads to the Company. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice.

While the Company does not anticipate long-term shortages of either components or sources of supply from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Delays are not anticipated to be longer than 2 weeks and are not anticipated to affect materially the Company's ability to deliver product. The Company continues to evaluate other alternatives in sourcing suppliers.

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

Industry Background

The National Golf Foundation estimates that in 1998 there were 26.4 million golfers in the United States. (The figure for 1999 is not yet available.) The rate of growth remained relatively flat from 1997 to 1998. The popularity of the sport has created a significant market for golf clubs. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

Marketing & Distribution

Until approximately 15 years ago, top of the line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off course specialty golf shops, sporting goods retailers, discounters, mail order houses, internet and infomercials account for a substantial share of sales to the golf club market.

As of March 1, 2000, the Company had established a network of approximately 2,100 retailers with approximately 2,800 retail outlets. The Company has prepared a comprehensive catalog for its dealers.

The golf equipment industry is one in which advertising and promotion is required to create market awareness of a company's products. Management anticipates that manufacturers will increase their research and development efforts as well as their advertising expenditures.

In 1999, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

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

The annual license fee for the term of the agreement is $200,000 each consecutive year through 2003. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, and (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000 in any calendar year exceeds the annual license fee, the Company also shall pay to the LPGA a royalty fee equal to the amount of such excess plus 1% of the net sales of golf shoes in that calendar year.

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

The golf club industry is highly competitive and is dominated principally by approximately 15 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway, Ping, Spalding, Taylor Made, and Cobra/Titleist, possess financial and other resources greater than those of the Company. The Company competes with these entities primarily on the basis of the quality and value of Square Two's products and service, along with the Company's position as the official sponsor of the LPGA.

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

The Company has registered the following trademarks with the United States Patent and Trademark Office:

TOTALLY MATCHED(R)                  TEE DEVIL(R)                    ONYX(R)                      TRI-BAR(R)
PCX(R)                              SQUARE TWO(R)                   S2(R)(Stylized)              AGREE(R)
POSIFLOW(R)                         DYNA-BALANCE(R)                 LADY PETITE(R)               MELODY(R)
SAND DEVIL(R)                       ALLEGRA(R)                      DISTANCE DEVIL(R)            TURF DEVIL(R)
ZCX(R)                              RUFF DEVIL(R)                   LADIES LONG DRIVE(R)


Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead designs, the Company believes that it is imperative to protect the Company's tradenames, trademarks and patentable inventions and designs. The Company has registered "Square Two" in 25 countries.

Employees

As of December 31, 1999, the Company employed 53 persons, including 51 full-time employees, of which two were executive officers. Forty-three of these were hourly employees and ten were management, administrative and marketing personnel. Additional hourly employees are hired during peak production periods and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization. The Company believes that its present staff is adequate. However, if sales of the Company's clubs should increase, it is anticipated that additional production, clerical and management personnel may be necessary to meet product demand.

Special Note on Forward-Looking Statements

The business, financial condition and results of operations of the Company may be adversely affected by a number of factors. Certain statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other risks and uncertainties: the risks inherent in the development and introduction of new products; the Company's dependence on consumer tastes, which fluctuate from time to time; seasonality and prevailing weather conditions, as protracted periods of inclement weather could disrupt consumer demand for golf-related products; unanticipated shortages of components or delays in component delivery; and the significant competition in the Company's line of business.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

It is impracticable for the Company to provide financial information about geographic areas. Historically, the Company's sales to foreign customers have not been material. For the fiscal year ended December 31, 1999, the Company's sales to foreign customers comprised less than 1.4% of net sales.

ITEM 2. PROPERTIES

The Company currently leases its manufacturing, sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004. The Company exercised its option to renew its lease at such facility through December 31, 2001. The lease covers 20,612 square feet. This facility serves the needs of the one segment in which the Company operates -- the manufacture and marketing of golf equipment -- and the Company believes that this space is adequate for its current production levels.

ITEM 3. LEGAL PROCEEDINGS

On July 21, 1999, a former Vice President of the Company filed a complaint against the Company in the Essex County Superior Court of New Jersey in connection with the termination of his employment. He claims damages of approximately $50,000. The Company intends to defend this lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders for vote during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

See Part III, Item 10 of this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on Nasdaq under the trading symbol "GOLF." The following table sets forth the high and low bid prices for the Common Stock as provided by Nasdaq for the periods indicated. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.


                 PERIODS:                                                                COMMON STOCK BID PRICES:
                 --------                                                                ------------------------
                                                                                      HIGH                         LOW
                                                                                      ----                         ---
         1998 1st Quarter                                                              $11.31                      $4.38
         1998 2nd Quarter                                                               $8.81                      $4.31
         1998 3rd Quarter                                                               $6.00                      $2.50
         1998 4th Quarter                                                               $5.25                      $2.00

         1999 1st Quarter                                                               $4.00                      $2.50
         1999 2nd Quarter                                                               $3.50                      $2.18
         1999 3rd Quarter                                                               $2.71                      $2.00
         1999 4th Quarter                                                               $2.12                      $1.62


On March 13, 2000, the number of holders of record of the Company's Common Stock was approximately 196. No cash dividends have been paid to date and it is not anticipated that cash dividends will be paid in the near future.

In 1999, the Company issued 400 shares of Common Stock to Frederick B. Ziesenheim and 400 shares of common stock to Mary Ann Jorgenson as compensation for their service as directors of the Company and participation in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                      1999           1998           1997          1996           1995
                                                      ----           ----           ----          ----           ----
OPERATING RESULTS:

Net Sales                                         $11,003,556     $11,505,000    $12,073,843    $8,563,588     $7,243,307
Net Income (Loss)                                     306,126         440,848        855,565       118,884       (80,468)
Net Income (Loss)

  per Share-Basic                                        0.14            0.20           0.39                       (0.04)
  per Share-Diluted                                      0.14            0.19           0.37          0.05         (0.04)
Weighted Average
Number of Shares

  Outstanding-Basic                                 2,219,700       2,219,078      2,214,448     2,208,311      2,205,647
  Outstanding- Diluted                              2,263,876       2,315,149      2,290,505     2,208,311      2,205,647
Cash Dividend                                                               0              0             0              0
At Year End:
Working Capital                                     4,020,772       3,766,986      3,435,345     2,401,904      2,320,912
Total Assets                                        5,752,079       7,534,080      7,630,176     5,153,651      4,726,353
Total Liabilities                                   1,492,011       3,582,138      4,123,082     2,513,551      2,205,137
Long Term Obligations:                                 84,822         146,157        202,231       253,498        315,206
Shareholders' Equity                                4,260,068       3,951,942      3,507,094     2,640,100      2,521,216
Market Price of Common Stock High-Low               4.00/1.62    11.3125/2.00       5.00/.81      1.75/.81       2.50/.81



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking information that involves certain risks and uncertainties. See Item 1, Business, under caption "Special Note on Forward Looking Statements."

Results of Operations

         Sales

         1999 Compared to 1998

For the year ended December 31, 1999, net sales were $11,003,556, versus $11,505,000 for the year ended December 31, 1998, a decrease of $501,444 or 4.3%. The decrease in volume was primarily due to two customers experiencing financial difficulty, tighter credit controls and continued sluggishness in the industry, particularly in the first half of 1999.

         1998 Compared to 1997

For the year ended December 31, 1998, net sales were $11,505,000 versus $12,073,843 for the year ended December 31, 1997, a decrease of $568,843. The decrease in sales volume was primarily the result of the Company's decision to halt shipments to retailers with credit problems and the general softness in the golf equipment industry in 1998.

         Gross Profit

         1999 Compared to 1998

Gross profit on sales for the year ended December 31, 1999 was $3,575,426 (32.4%) versus $3,837,700 (33.4%) for the year ended December 31, 1998. The decrease was due to mix of products sold.

         1998 Compared to 1997

Gross profit on sales for the year ended December 31, 1998 was $3,837,700 (33.4%) versus $3,958,530 (32.8%) for the year ended December 31, 1997. The increase was due to lower material costs and mix of products sold.

         Selling Expenses

         1999 Compared to 1998

Selling expenses for the year ended December 31, 1999 were $1,641,744 versus $1,540,048 for the year ended December 31, 1998. This increase was the result of increased product advertising expense arising from the production and airing of the Company's first national television advertisement.

         1998 Compared to 1997

Selling expenses for the year ended December 31, 1998 were $1,540,048 versus $1,551,552 for the year ended December 31, 1997. This decrease was the result of lower sales commission expense due to reduced volume and lower advertising costs, offset by an increase in the royalty payment to the LPGA.

         General Administrative

         1999 Compared to 1998

General and Administrative expenses were $1,302,325 for the year ended December 31, 1999 versus $1,228,559 for the year ended December 31, 1998. This increase was the result of increased salaries and wages as well as increased legal costs associated with the preparation of player endorsement and licensing contracts.

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

         Interest

         1999 Compared to 1998

Interest expense for the year ended December 31, 1999 was $158,892 a decrease of $209,393, or 56.8%, compared to the year ended December 31, 1998, which was $368,285. The average outstanding balance of the credit facility was $1,622,654 in 1999 compared to an average balance of $3,910,051 in 1998. This decrease was attributed to a 33.1% decrease in the average inventory balance of $2,977,544 in 1999 compared to an average balance of $4,452,970 in 1998. Average balances for accounts receivable in 1999 of $3,421,439 were also 14.4% lower than the 1998 balance of $3,997,686.

         1998 Compared to 1997

Interest expense for the year ended December 31, 1998 was $368,285, an increase of $90,431, or 32.5%, compared to the year ended December 31, 1997, which was $277,854. The average outstanding balance of the credit facility was $3,910,051 in 1998 compared to an average balance of $2,454,918 in 1997. This increase was attributed to a 65.6% increase in the average inventory balance of $4,452,970 in 1998 compared to an average balance of $2,689,140 in 1997. Average balances for accounts receivable in 1998 of $3,997,686 were also 11.9% higher than the 1997 balance of $3,572,253.

         Income Taxes

         1999 Compared to 1998

In 1999 the Company had an income tax provision of $166,901, compared to $254,282 in 1998.

         1998 Compared to 1997

In 1998 the Company had an income tax provision of $254,282, compared to $89,230 in 1997. The tax benefit from the net operating loss carryforward ("NOL") was approximately $20,734 in 1998, which was 92% less than the tax benefit in 1997.

In 1998 the Company utilized the balance of the net operating loss carryforward.

Liquidity and Capital Resources

The Company's working capital increased $253,786 for the year ended December 31, 1999 to $4,020,772, compared to $3,766,986 for the year ended December 31, 1998. This change was the result of a decrease in current assets of $1,775,006 offset by a decrease in current liabilities of $ 2,028,792. The decrease in current assets was due to a decrease of $1,426 in cash, a decrease in accounts receivable of $662,681, which was a result of decreased sales, a decrease in inventories of $1,085,387, and a decrease of $52,372 in current deferred income taxes. The decrease in current liabilities was attributed to a 72.0% decrease, or $1,992,411, in short-term borrowings as of December 31, 1999.

Cash provided by operating activities in 1999 amounted to $2,082,656 as compared to cash provided by operations of $57,395 in 1998 and cash used in operation of $1,177,537 in 1997. The cash provided from operations in 1999 was primarily due to a decrease in inventory and accounts receivable.

Credit Facility

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of December 1, 1997, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 1999 was 8.75%. At December 31, 1999, credit available to the Company under the line of credit was approximately $1,259,000. The Company had no outstanding letters of credit as of December 31, 1999.

The credit facility contains certain covenants, which among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 1999.

Year 2000

Prior to January 1, 2000 the Company completed a review of its information systems and applications in preparation for the Year 2000. The Company incurred internal staff costs as well as outside consulting and other capital expenditures related to this initiative. Total incremental expenses to bring current systems into compliance did not exceed $75,000. None of the Company's products or manufacturing systems were affected on January 1, 2000. System upgrades were done on a timely basis and did not impact operations or financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the Index to Financial Statements and Financial Statement Schedule on page F-1 for the required information.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's current directors and executive officers are:

NAME                                            AGE                              POSITION WITH THE COMPANY
-------                                        -----                            --------------------------
Robert L. Ross                                  55          Chairman of Board and Chief Executive
                                                            Officer

Douglas A. Buffington                           44          Director, President, Chief Financial Officer, Chief Operating
                                                            Officer and Treasurer

Randy A. Hamill                                 44          Senior Vice President of Manufacturing and Resources and
                                                            Assistant Secretary

Richard M. Maurer                               51          Director and Secretary

Mary Ann Jorgenson                              59          Director

Frederick B. Ziesenheim                         73          Director

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

RANDY A. HAMILL has been Senior Vice President of the Company since July 1991 and is in charge of all manufacturing and purchasing. Effective in January 1996, Mr. Hamill became Assistant Secretary of the Company. He was formerly Vice President of Manufacturing of the Company from 1981 to July 1991.

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

MARY ANN JORGENSON has been a director of the Company since 1992. She has been a partner with the law firm of Squire, Sanders & Dempsey L.L.P. since 1984 and has been associated since 1975 with that firm. She also serves as a director of Cedar Fair Management Company, the general partner of Cedar Fair, L.P., an owner and operator of amusement parks, and is a director of Anthony & Sylvan Pools Corporation, an installer of concrete inground swimming pools.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based solely on a review of copies of the forms furnished to the Company in 1999 and written representations from the Company's directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 1999 were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 1999, 1998 and 1997 to or on behalf of Robert L. Ross, Douglas A. Buffington and Randy A. Hamill (collectively, the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                              ANNUAL COMPENSATION                AWARDS
                                                              -------------------  OTHER       SECURITIES
   NAME AND                                                                       ANNUAL       UNDERLYING      ALL OTHER
PRINCIPAL POSITION                       YEAR         SALARY         BONUS     COMPENSATION      OPTIONS     COMPENSATION
------------------                       ----         ------         -----     ------------      -------     ------------
Robert L. Ross,                           1999       $      0     $     0       $     0        $  7,500           $  0
Chief Executive Officer                   1998       $      0     $     0       $     0        $      0           $  0
                                          1997       $      0     $     0       $     0        $ 50,000(5)        $  0

Douglas A. Buffington,                    1999       $149,808     $24,375(1)    $19,389(4)     $ 14,375(6)        $975(8)
President                                 1998       $137,362     $ 7,500(2)    $19,992(4)     $  7,500(7)        $975(8)
                                          1997       $126,942     $31,250(3)    $19,387(4)     $      0           $975(8)

Randy A. Hamill,                          1999       $100,000     $ 6,250(1)    $     0        $  6,250(6)        $  0
Vice President                            1998       $ 99,337     $ 4,375(2)    $     0        $  4,375(7)        $  0
                                          1997       $ 96,688     $20,000(3)    $     0        $ 44,267           $  0


(1) Bonus earned in 1999, paid in 2000.

(2) Bonus earned in 1998, paid in 1999.

(3) Bonus earned in 1997, paid in 1998.

(4) Represents an approximation of travel/commuting expenses reimbursed by the Company.

(5) In October 1997, an option to purchase 100,000 shares of Common Stock was erroneously granted to MR & Associates. Such option was subsequently amended to be, as was intended, a grant of an option to purchase 50,000 shares of Common Stock to each of Mr. Ross and Mr. Maurer.

(6) Awarded for 1999 services, granted in 2000.

(7) Awarded for 1998 services, granted in 1999.

(8) The Company paid $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

The following table sets forth information pertaining to stock options granted to the Named Executives in 1999.

                               1999 OPTION GRANTS

                                    NUMBER OF                 % OF TOTAL
                                    SECURITIES                OPTIONS GRANTED   EXERCISE OR
                                    UNDERLYING                TO EMPLOYEES      BASE PRICE       EXPIRATION
NAME                                OPTIONS GRANTED           IN 1999           $/SH             DATE
----                                ---------------           -------           ----             ----

Robert L. Ross                      7,500 (1)                 38.7%             market           none
Douglas A. Buffington               7,500 (1)                 38.7%             $ 3.00 (2)       1/3/09 (3)
Randy A. Hamill                     4,375 (1)                 22.6%             $ 3.00 (2)       1/3/09 (3)

(1)  Immediately exercisable.

(2)  Upon certain changes in control, exercise price becomes $0.01.

(3) If employment terminates before 1/3/09, option expires 3 months after such termination.

The following table sets forth certain information pertaining to stock options held by the Named Executives as of December 31, 1999. No options were exercised by the Named Executives in 1999.

                      1999 FISCAL YEAR END OPTION HOLDINGS

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                 UNDERLYING OPTIONS                IN-THE-MONEY OPTIONS
                                                -AT FISCAL YEAR END                AT FISCAL YEAR END(1)
                                                 ------------------                ----------------------
NAME                                      EXERCISABLE          UNEXERCISABLE            EXERCISABLE        UNEXERCISABLE
----                                      -----------          -------------            ------------       --------------
Robert L. Ross                                 57,500                     0                 $     0                    0
Douglas A. Buffington                          51,000                     0                 $17,719                    0
Randy A. Hamill                                48,642                     0                 $44,267                    0

(1) Calculated on the basis of the fair market value of the Common Stock of $1.9375 per share on December 31, 1999 less exercise price.

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

Certain Agreements

The Company entered into a new employment agreement with Douglas A. Buffington effective January 1, 1998 and terminating on December 31, 2002 unless terminated sooner as provided in the agreement. Mr. Buffington's base annual salary under the agreement was $137,500 for 1998 and is $150,000 for each year thereafter. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also provides for certain benefits, in addition to the standard Company employee fringe benefits, including but not limited to reimbursement of certain expenses and payment of premiums on a $750,000 life insurance policy with Mr. Buffington's spouse named as beneficiary. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

In January 1997, the Company entered into an agreement with Randy A. Hamill pursuant to which Mr. Hamill was granted an immediately exercisable option to purchase 40,000 shares of Common Stock at an exercise price of $0.9375 per share. Upon the occurrence of a change in control of the Company (as defined in the agreement) the exercise price per share for any unexercised portion of the option would be the lower of (a) (i) one cent or (ii) the lowest price greater than one cent per share that would not cause the value to Mr. Hamill of shares acquired upon exercise to be considered an "excess parachute payment" under section 280G of the Internal Revenue Code of 1986 as amended or (b) $0.9375. In the event that Mr. Hamill should die while employed by the Company and the Company has received $500,000 as beneficiary of a life insurance policy it maintains on Mr. Hamill's life, Mr. Hamill's estate will have the right to require the Company to purchase the option, if unexercised, for $500,000 or, subject to certain limitations, to purchase up to 39,999 shares received on exercise of the option for their fair market value at that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 13, 2000 by (i) each person who beneficially owned 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                       AMOUNT
                                                                                    BENEFICIALLY          PERCENT
NAME AND ADDRESS                                                                      OWNED(1)          OF CLASS(1)
-------------------                                                                   --------          -----------
L. R. Jeffrey (2)                                                                         250,000                10.1%
50 Gloucester Road
Summit, NJ 07901

Richard M. Maurer (3)                                                                   1,491,896                65.2%
Three Gateway Center
Pittsburgh, PA 15222

Robert L. Ross (4)                                                                      1,473,596                64.4%
Three Gateway Center
Pittsburgh, PA 15222

Mary Ann Jorgenson                                                                         10,465                    *
4900 Key Tower
127 Public Square
Cleveland, OH 44114-1304

Frederick B. Ziesenheim                                                                    10,948                    *
700 Koppers Building
436 7th Avenue
Pittsburgh, PA 15219-1818

Douglas A. Buffington                                                                      67,375                 3.0%
18 Gloria Lane
Fairfield, NJ 07004

Randy A. Hamill (5)                                                                        69,142                 3.0%
18 Gloria Lane
Fairfield, NJ 07004

Wesmar Partners (6)                                                                     1,399,096                63.0%
MR & Associates
Maurer, Ross & Co., Incorporated
Three Gateway Center
Pittsburgh, PA 15222

All directors and executive
  officers as a group (6 persons)(7)                                                    1,724,326                69.7%

*Less than 1%

(1) The numbers shown include shares covered by options that are currently exercisable as of March 13, 2000. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Richard M. Maurer - 67,500, Robert L. Ross - 67,500, Douglas A. Buffington - 63,017, Randy A. Hamill - 54,892 and all directors and executive officers as a group - 240,267.

(2) Does not include 730 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 25,300 shares which are held directly by three trusts of which Mr. Maurer is co-trustee and with respect to which he shares voting and investment power and 1,399,096 shares owned directly by Wesmar Partners with respect to which he shares voting and investment power and 67,500 shares underlying the options held directly by Mr. Maurer. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, and the managing general partner of Wesmar Partners.

(4) Includes 1,399,096 shares owned directly by Wesmar Partners and 67,500 options underlying the options held by Mr. Ross. Mr. Ross is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

During the fiscal year ended December 31, 1999, Richard M. Maurer and Robert L. Ross provided the Company with employee services on a non-compensated basis. Mr. Maurer is Secretary and a director of the Company. Mr. Ross is Chief Executive Officer, Chairman and a director of the Company.

During the fiscal year ended December 31, 1999, the Company retained the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is a Vice President and member of the Management Committee, to represent the Company on various intellectual property matters.

During the fiscal year ended December 31, 1999, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company in various matters.

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

(b) No reports on Form 8-K were filed for the fourth quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              S2 GOLF INC.

Dated:     March 27, 2000                                    By: /s/ Douglas A. Buffington
                                                                 --------------------------
                                                              Douglas A. Buffington
                                                              President, Chief Financial Officer,
                                                              Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                         TITLE                                        DATE
            -----------                                        -----                                       -------

/s/ Douglas A. Buffington                   Director, President, Chief                                    March 27, 2000
------------------------                    Financial Officer, Chief
Douglas A. Buffington                       Operating Officer and Treasurer

/s/ Robert L. Ross                          Chairman of the Board                                         March 27, 2000
-----------------------                     and Chief Executive Officer
Robert L. Ross

/s/ Richard M. Maurer                       Director and Secretary                                        March 24, 2000
---------------------
Richard M. Maurer

/s/ Mary Ann Jorgenson                      Director                                                      March 27, 2000
----------------------
Mary Ann Jorgenson

/s/ Frederick B. Ziesenheim                 Director                                                      March 28, 2000
---------------------------
Frederick B. Ziesenheim


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS                                                                                              PAGE
--------------------                                                                                             ------
Independent Auditors' Report                                                                                       F-2
                                                                                                                   F-3
Balance Sheets - December 31, 1999
and 1998                                                                                                           F-4

Statements of Operations - For the Years
Ended December 31, 1999, 1998 and 1997                                                                             F-5

Statements of Cash Flows - For the Years Ended
December 31, 1999, 1998 and 1997                                                                                   F-6

Statements of Changes in Shareholders' Equity - For the
Years Ended December 31, 1999, 1998 and 1997                                                                       F-7

Notes to Financial Statements                                                                                      F-8
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts
and Reserves                                                                                                       F-15

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of S2 Golf, Inc.

We have audited the accompanying balance sheet of S2 Golf, Inc. as of December 31, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows and financial statement schedule for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S2 Golf, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             /s/Rothstein, Kass & Company,P.C.

Roseland, New Jersey
February 18, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of S2 Golf Inc.

We have audited the accompanying balance sheet of S2 Golf, Inc. as of December 31, 1998 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of S2 Golf, Inc. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/Deloitte & Touche LLP

Parsippany, New Jersey
March 22, 1999

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                         1999                  1998
                                                                                         ----                  ----


ASSETS

Current Assets
Cash                                                                                       $    150             $  1,576
Accounts Receivable (net)                                                                 2,650,197            3,312,878
Inventories                                                                               2,554,736            3,640,123
Prepaid Expenses                                                                             59,278               32,418
Deferred Income Taxes                                                                       163,600              215,972
                                                                                         ----------           ----------

         Total Current Assets                                                             5,427,961            7,202,967

Plant and Equipment - Net                                                                   104,476               59,442
Non-Current Deferred Income Taxes                                                            82,000              118,056
Other Assets - Net                                                                          137,642              153,615
                                                                                         ----------           ----------
         Total Assets                                                                     5,752,079            7,534,080
                                                                                         ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term Borrowings                                                                      $774,468           $2,766,879
Accounts Payable                                                                            399,864              324,849
Accrued Expenses                                                                            171,522              288,178
Other Current Liabilities                                                                    61,335               56,075
                                                                                         ----------           ----------

         Total Current Liabilities                                                        1,407,189            3,435,981

Non-Current Liabilities                                                                      84,822              146,157
                                                                                          ---------           ----------
         Total Liabilities                                                                1,492,011            3,582,138
                                                                                          ---------            ---------


Commitments and Contingency
Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Authorized
  Shares: 2,220,113 and 2,219,313 Issued and
Outstanding at December 31, 1999 and 1998,
  respectively                                                                               22,201               22,193
Additional Paid-in Capital                                                                4,042,787            4,040,795
Accumulated Profit(Deficit)                                                                 195,080             (111,046)
                                                                                          ---------           ----------
         Total Shareholders' Equity                                                       4,260,068            3,951,942
                                                                                         ----------           ----------
         Total Liabilities and Shareholders' Equity                                      $5,752,079           $7,534,080
                                                                                         ==========           ==========


         The accompanying notes to financial statements are an integral part of these statements

                                  S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                             1999                1998               1997
                                             ----                ----               ----
Net Sales                               $ 11,003,556        $ 11,505,000        $ 12,073,843
Cost of Goods Sold                         7,428,130           7,667,300           8,115,313
                                        ------------        ------------        ------------
Gross Profit                               3,575,426           3,837,700           3,958,530
                                        ------------        ------------        ------------

Operating Expenses:
  Selling                                  1,641,744           1,540,048           1,551,552
  General & Administrative                 1,302,325           1,228,559           1,187,444
                                        ------------        ------------        ------------
Total Operating Expenses                   2,944,069           2,768,607           2,738,996
                                        ------------        ------------        ------------

Operating Income                             631,357           1,069,093           1,219,534
                                        ------------        ------------        ------------

Other Income (Expense)
  Interest Expense                          (158,892)           (368,285)           (277,854)
  Other Income (Expense)                         562              (5,678)              3,115
                                        ------------        ------------        ------------
Other - Net                                 (158,330)           (373,963)           (274,739)
                                        ------------        ------------        ------------

Income Before Income Taxes                   473,027             695,130             944,795
Provision for Income Taxes                   166,901             254,282              89,230
                                        ------------        ------------        ------------

Net Income                              $    306,126        $    440,848        $    855,565
                                        ============        ============        ============

Earnings per Common Share - Basic       $       0.14        $       0.20        $       0.39
                                        ============        ============        ============
  Diluted                               $       0.14        $       0.19        $       0.37
                                        ============        ============        ============

Weighted Average Number of Shares
  Outstanding -
  Basic                                    2,219,700           2,219,078           2,214,448
  Diluted                                  2,263,876           2,315,149           2,290,505

         The accompanying notes to financial statements are an integral part of these statements

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                             1999               1998               1997
                                                                             ----               ----               ----
OPERATING ACTIVITIES
  Net Income                                                            $   306,126        $   440,848        $   855,565
  Adjustments to Reconcile Net Income to
    Net Cash Provided By (Used in)
    Operating Activities:
     Depreciation and Amortization                                           63,499             57,092            108,488
     Deferred Income Taxes                                                   88,428             68,885            (65,024)
    Issuance of Stock for Compensation                                        2,000              4,000             11,430
    Allowance for Doubtful Accounts                                         272,919           (108,368)            70,799
    Allowance for Returns                                                   190,586            (10,000)           (40,877)
    Inventory Obsolescence Reserve                                           75,000            (60,621)            22,702
  Changes in Assets and Liabilities:
    Accounts Receivable                                                     199,176            528,414         (1,323,166)
    Inventories                                                           1,010,387           (485,200)        (1,243,803)
    Prepaid Expenses                                                        (26,860)            12,242             (2,307)
    Other Assets                                                               (889)            (3,906)           (31,289)
    Accounts Payable                                                         75,015           (283,875)           378,634
    Accrued Expenses                                                       (116,656)           (48,731)           141,608
    Other Current and Non-Current
      Liabilities                                                           (56,075)           (53,385)           (60,297)
                                                                        -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                 2,082,656             57,395         (1,177,537)
                                                                        -----------        -----------        -----------

INVESTING ACTIVITIES
  Purchase of Equipment                                                     (91,671)           (22,297)           (17,209)
                                                                        -----------        -----------        -----------
  NET CASH USED IN INVESTING ACTIVITIES                                     (91,671)           (22,297)           (17,209)
                                                                        -----------        -----------        -----------

FINANCING ACTIVITIES
Proceeds from (payments of) revolving
  line of credit, net                                                    (1,992,411)          (154,953)         1,149,586
                                                                        -----------        -----------        -----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                                   (1,992,411)          (154,953)         1,149,586
                                                                        -----------        -----------        -----------

DECREASE IN CASH                                                             (1,426)          (119,855)           (45,160)
CASH - BEGINNING OF PERIOD                                                    1,576            121,431            166,591
                                                                        -----------        -----------        -----------
CASH - END OF PERIOD                                                    $       150        $     1,576        $   121,431
                                                                        ===========        ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES Cash Paid During the Year For:
  Interest                                                              $   158,892        $   361,644        $   261,411
  Income Taxes (Net of Refund)                                              179,500            254,282             (9,295)
                                                                        ===========        ===========        ===========

         The accompanying notes to financial statements are an integral part of these statements

                                  S2 GOLF INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                      TOTAL
                                          COMMON STOCK               ADDITIONAL      ACCUMULATED       SHARE-
                                          ------------                 PAID IN         PROFIT         HOLDERS'
                                     SHARES          AMOUNT            CAPITAL       (DEFICIT)            EQUITY
                                     ------          ------            -------       ---------            ------
Balance - December 31, 1996           2,208,311       $  22,083    $  4,025,475    $(1,407,459)       2,640,099
Issuance of Common Stock                 10,294             103          11,327        -                 11,430
Net Income 1997                                                                        855,565          855,565
                                      ---------       ---------    ------------    -----------      -----------
Balance - December 31, 1997           2,218,605       $  22,186       4,036,802       (551,894)     $ 3,507,094
Issuance of Common Stock                    708               7           3,993        -                  4,000
Net Income 1998                                                                        440,848          440,848
                                      ---------       ---------    ------------    -----------      -----------
Balance - December 31, 1998           2,219,313       $  22,193    $  4,040,795    $  (111,046)     $ 3,951,942
Issuance of Stock                           800               8           1,992        -                  2,000
Net Income 1999                                                                        306,126          306,126
                                      ---------       ---------    ------------    -----------      -----------
Balance December 31, 1999             2,220,113       $  22,201    $  4,042,787    $   195,080      $ 4,260,068
                                      =========       =========    ============    ===========      ===========

         The accompanying notes to financial statements are an integral part of these statements

                                  S2 GOLF INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

S2 Golf Inc. (the "Company") was incorporated under the laws of the state of New Jersey on February 2, 1982. The Company manufactures and markets a proprietary line of golf equipment including golf clubs, golf bags, golf balls and accessories. These operations comprise one business segment. The Company markets these products under various tradenames and uses several additional trademarks.

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

CONCENTRATION OF CREDIT RISK

The Company sells to customers primarily throughout the United States, with a small amount sold to customers overseas. The Company does not require collateral on its trade receivables and while it believes its trade receivables, net of allowances, will be collected, the Company anticipates that in the event of default it would follow normal collection procedures. Overall, management believes the Company's credit risk related to its trade receivables is limited due to the broad range of products and the large number of customers in differing geographic areas.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair value of short-term borrowings approximates their carrying value due to their variable interest rate features, which reprice quarterly. The fair value of long-term borrowings approximate their carrying value due to the interest rate which approximates the prime rate.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories consists of materials, labor and manufacturing overhead.

PLANT & EQUIPMENT

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful service life.

The estimated lives used in determining depreciation are:

       Machinery and Equipment       5 Years
       Furniture and Fixtures        7 Years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter.

Maintenance and repairs are charged to operations as incurred.

REVENUE RECOGNITION

The Company recognizes revenue upon the shipment of merchandise in fulfillment of orders. As of December 31, 1999 and 1998, the Company had an allowance for doubtful accounts of $215,000 and $212,562, respectively, allowance for discounts of $40,000 in each year, and an allowance for returns of $88,000 and $83,000 respectively.

ADVERTISING COSTS

The Company expenses costs of advertising as incurred. Advertising expenses included in selling expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $511,000, $321,000 and $394,000 respectively.

INCOME TAXES

The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes", which requires an asset and liability approach to financial recording for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

OTHER ASSETS

Other assets principally include patents, trademarks and a covenant not to compete with a former officer of the Company. The patents and trademarks are amortized on the straight-line method over 15 years. The covenant not to compete was amortized over a five-year period on a straight-line method, which began on July 1, 1992 and ended in June 1997. Management periodically evaluates the recoverability of intangible assets based upon current and anticipated net income and undiscounted future cash flows.

EARNINGS PER SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 revises certain methodologies for computing earnings per share ("EPS") and requires the dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

RECLASSIFICATIONS

Certain reclassifications to prior years financial statements were made in order to conform to the 1999 presentation.

2.   INVENTORIES

Inventories consists of the following components at December 31:

                               1999             1998
                               ----             ----
     Finished Goods        $  638,684       $  695,825

     Work-in-process                            25,000
     Raw Materials          1,916,052        2,919,298
                           ----------       ----------
                           $2,554,736       $3,640,123
                           ==========       ==========

3.   PLANT AND EQUIPMENT

Plant and equipment at December 31, 1999 and 1998 were as follows:

                                                             1999           1998
                                                             ----           ----
     Machinery and Equipment                               $759,763       $668,092
     Furniture and Fixtures                                  54,485         54,485
     Leasehold Improvements                                  43,554         43,554
                                                           --------       --------
     Total                                                  857,802        766,131
     Less: Accumulated Depreciation and Amortization        753,326        706,689
                                                           --------       --------
                                                           $104,476       $ 59,442
                                                           ========       ========

Depreciation and amortization for the years ended 1999, 1998 and 1997 was $46,637, $42,329,and $50,395, respectively.

4.   OTHER ASSETS

Other assets consist of the following at December 31, 1999, and 1998:

                                          1999             1998
                                          ----             ----
            Covenant Not to Compete    $436,277         $436,277
            Patents and Trademarks      223,809          222,920
            Security Deposits            49,500           49,500
                                       --------         --------
            Total                      $708,586         $708,697
            Less: Accumulated
            Amortization                571,944          555,082
                                       --------         --------
                                       $137,641         $153,615
                                       ========         ========

Amortization expense for the years ended 1999, 1998 and 1997 was $16,862, $14,763, and $58,093, respectively.

5.   SHORT TERM BORROWINGS

The Company has a revolving line of credit with PNC Bank, allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 1999 was 8.75% compared to 8% as of December 31, 1998. At December 31, 1999 and 1998, funds available to the Company under the line of credit was approximately $1,259,000 and $758,000 respectively. Outstanding letters of credit as of December 31, 1999 and 1998 were $0 and $13,276 respectively.

The credit facility contains certain covenants which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 1999.

6.   INCOME TAXES

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                          1999                      1998                      1997
                                          ----                      ----                      ----
            Current
              Federal                   $ 62,173               $   137,704                $ 61,912
              State                       16,300                    47,693                  92,342
                                        --------                  --------                --------
                                          78,473                   185,397                 154,254
                                          ------                  --------               ---------
            Deferred
              Federal                     62,784                    53,363                 (48,127)
              State                       25,644                    15,522                 (16,897)
                                        --------                   -------               ---------
                                          88,428                    68,885                 (65,024)
                                        --------                   -------                --------
            Total Provision
              for Income Taxes         $ 166,901                 $ 254,282                $ 89,230
                                       =========                 =========                ========

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to income is as follows:

                                                            1999                     1998                     1997
                                                            ----                     ----                     ----
            Federal Tax at
              Statutory Rate                            $ 160,829                 $ 236,365               $ 321,230
            Increase (Decrease) in Taxes
            Resulting From:
              Utilization of NOL                                                    (20,734)               (259,148)
              Meals and Entertainment                       2,081                     1,353                   7,600
              State Tax, Net of Federal
                Tax Benefit                                28,382                    41,722                  45,809
            Reversal of reserves no longer
               considered necessary                        (8,000)
            Other                                         (16,391)                   (4,424)                (26,261)
                                                        ----------                 --------              -----------
            Total Income Tax Provision                   $166,901                $  254,282                $ 89,230
                                                         ========                ==========                ========

The tax effects of temporary differences that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 1999 and December 31, 1998 are as follows:

                                                                     DECEMBER 31,             DECEMBER 31,
                                                                        1999                     1998
                                                                        ----                     ----
            Accounts Receivable Allowances                            $135,200                  $136,021
            Accrued Expenses                                             4,000                    79,951
            Non-Compete Agreement                                       24,400                         0
                                                                        ------                         -
            Current Deferred Income Tax Assets                        $163,600                  $215,972
                                                                      ========                  ========

            Non-Compete Agreement                                     $ 34,000                  $ 80,771
            Other                                                       48,000                    37,285
                                                                      --------                  --------
            Non Current Deferred Income Tax Assets                    $ 82,000                 $ 118,056
                                                                      ========                 =========

7.   LEASED PROPERTIES

OPERATING LEASE

The Company leases factory and office space at 18 Gloria Lane, Fairfield, New Jersey. The Company has exercised its option to renew this lease through December 31, 2001. The annual base rent for 2000 and 2001 will be $131,917. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $152,339, $119,269, and
$118,519 respectively.

The Company currently leases one automobile. The term of the lease is 24 months, ending May 12, 2001. The total expense for 1999 was $7,162. Expense to be incurred in years ending December 31, 2000 and 2001 are $ 9,549 and $ 2,388, respectively

8.   COMMITMENTS AND CONTINGENCY

ROYALTIES PAYABLE

Under the terms of an agreement with the Ladies Professional Golf Association
(LPGA), the Company is obligated to pay a license and royalty fee based upon sales volume. Beginning in 1998, the minimum annual license and royalty fee is $200,000 through December 31, 2003 payable in equal quarterly installments. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year and (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000 exceeds the annual license fee, the excess plus 1% of the net sales of golf shoes in that calendar year shall be paid as a royalty fee.

As of December 31, 1999 and 1998, the accrued royalty was $0 and $7,630 respectively. Royalty expense for years ended December 31, 1999, 1998, and 1997 was $200,000, $244,829, and $175,000 respectively.

In addition, the Company is obligated to spend a minimum of $100,000 per year on various advertising programs and to be a "Title Sponsor" of the LPGA Teaching and Club Professionals ("T&CP") Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through the term of the agreement.

EMPLOYMENT AGREEMENT

The Company entered into a new employment agreement with Douglas A. Buffington effective January 1,1998 and terminating on December 31, 2002 unless terminated sooner as provided in the agreement. Mr. Buffington's base annual salary under the agreement was $137,500 for 1998 and $150,000 for each year thereafter. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

ENDORSEMENT AGREEMENT

In October 1999, the Company entered into an agreement with former LPGA Golf Professional Kathy Whitworth, effective January 1, 2000 through December 31, 2005. Under the terms of the agreement, Ms. Whitworth grants the company an exclusive license to use her name, likeness, image and personal identification, singly or in any combination, in connection with the production, marketing and sale of a "Kathy Whitworth" signature line of women's golf clubs. In addition, the Company has the right to include Ms. Whitworth in two print and one-television advertisement per year. The Company will pay Ms. Whitworth a base fee of $36,000 per year in equal quarterly payments. In addition, Ms. Whitworth will receive a royalty fee of 2% of net sales of "Kathy Whitworth" line of clubs.

Ms. Whitworth agrees to use only the golf clubs and golf bags of the Company in any golf event, either professional or social, during the term of the agreement. Ms. Whitworth will serve as a golf instructor at up to 10 golf clinics per calendar year. In addition, Ms. Whitworth will represent the Company at 2 Professional Golf Association merchandise shows as their spokesperson each calendar year. The Company will reimburse Ms. Whitworth for all reasonable and necessary travel expenses in connection with her performance of the services.

LEGAL

The Company, in the ordinary course of business, is party to a legal action, the outcome of which, in the opinion of management, will not have a material adverse effect on the result of operations, cash flows or financial position of the Company.

OTHER LIABILITIES

Under the terms of a Separation Agreement, the Company is obligated to pay its former President $6,000 per month for a period of ten years that began on April 1, 1992 as consideration for his covenant not to compete with the Company. The obligation is recorded at its present value in other current and non-current liabilities, and accrues interest at 9% per annum.

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

                                                                                      WEIGHTED
                                                   NUMBER                              AVERAGE
                                                  OF SHARES                        EXERCISE PRICE
                                                  ----------                      ---------------
Outstanding at January 1, 1997                     491,670                              $4.006
  Granted                                          164,000                               2.232
  Canceled or expired                               90,000                               5.000
                                                    ------                               -----
Outstanding at December 31, 1997                   565,670                              $3.333
  Granted                                            2,000                               4.250
                                                     -----                               -----
Outstanding at December 31, 1998                   567,670                              $3.336
  Granted                                           28,875                               2.608
                                                    ------                               -----
Outstanding at December 31, 1999                   596,545                              $3.295
                                                   =======                              ======

The Company applies the intrinsic value method in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued to employees under any of the Company's stock option plans. If compensation cost for stock option grants issued during 1999, 1998 and 1997 had been determined under the provisions of SFAS No. 123, the Company's net income would have been $276,504 $436,331, and $661,172, respectively. The Company's net income per share for basic and diluted in 1999, 1998 and 1997 would have been $.12 and $.12, $.20 and $.19, $.29 and $.28, respectively.

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants issued under the plans in 1999, 1998 and 1997:

                                           1999                1998              1997
                                           ----                ----              ----
Annualized Volatility                       46%                 70%             66-83%
Risk-free interest rate                      5%                  5%                 5%
Expected term of option (in years)          3.5                 3.5                3.5
Dividend Yield                              N/A                 N/A                N/A

The weighted average fair values per share of stock options granted during 1999, 1998 and 1997 were $3.00, $4.25 and $2.23, respectively.

The exercise price ranges for options outstanding and exercisable at December 31, 1999 were:

                                 NUMBER OF SHARES             WEIGHTED
                                  OUTSTANDING AND              AVERAGE
                                  EXERCISABLE AT              EXERCISE
EXERCISE PRICE RANGE             DECEMBER 31, 1999              PRICE
--------------------             -----------------              -----
$0.50 to $2.00                        174,000                  $1.46
$2.01 to $5.00                        422,545                  $4.05
                                      -------                  -----
Total                                 596,545                  $3.30

The Company has generally granted options that do not expire.

GRANTS OF STOCK TO DIRECTORS

The Company compensates its non-employee directors by granting such persons shares of the Company's Common Stock having a value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of common stock having a value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

10.  RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 1999 and 1998, Richard M. Maurer and Robert L. Ross provided the Company with an insignificant amount of employee services on a non-compensated basis. Mr. Maurer is Secretary and a director of the Company and Mr. Ross is Chief Executive Officer, Chairman and a director of the Company.

During the fiscal years ended December 31, 1999, 1998 and 1997, the Company retained the law firm of Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is a Vice Chairman, to represent the Company on various intellectual property matters. The Company had paid Webb Ziesenheim Bruening Logsdon Orkin & Hanson, P.C. $22,807, $28,122, and $17,524 in 1999, 1998 and 1997, respectively, and was indebted in the amount of $2,673, $877, and $627 at December 31, 1999, 1998 and 1997, respectively.

During the fiscal years ended December 31, 1999 and 1998, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company on various matters. The Company had paid Squire, Sanders & Dempsey L.L.P. $ 22,494 in 1999 and was indebted in the amount of $ 3,162 and $ 1,173 at December 31, 1999 and 1998 respectively.

11.  SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

During 1999, 1998 and 1997, the Company recorded certain non-cash charges of $15,925, $20,734, and $25,130, respectively, representing accrued interest for a liability to its former President in connection with his Separation Agreement.

                                  S2 GOLF, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                       BALANCE AT           CHARGED TO           CHARGED                              BALANCE
                                        BEGINNING            COSTS AND          TO OTHER                              AT END
                                        OF PERIOD            EXPENSES           ACCOUNTS            DEDUCTIONS       OF PERIOD
                                        ---------            --------           --------            ----------       ---------
YEAR ENDED:

ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1997                        250,131              159,000                ---               88,194(1)      320,937
December 31, 1998                        320,930              268,450                ---              376,818(1)      212,562
December 31, 1999                        212,562              272,919                ---              270,481(1)      215,000

ALLOWANCE FOR RETURNS
December 31, 1997                         62,000              184,289                ---              157,657          88,632
December 31, 1998                         88,632              135,930                ---              136,562          88,000
December 31, 1999                         88,000              190,586                ---              195,586          83,000


ALLOWANCE FOR DISCOUNTS
December 31, 1997                         90,877              128,977                ---              169,854          50,000
December 31, 1998                         50,000              225,427                ---              235,427          40,000
December 31, 1999                         40,000              236,974                ---              236,974          40,000


INVENTORY OBSOLESCENCE RESERVE
December 31, 1997                        200,374               72,000                ---               49,298         223,076
December 31, 1998                        223,076                  ---                ---               60,621         162,455
December 31, 1999                        162,455               75,000                ---               87,049         150,406

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

10.2 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the registrant dated January 1, 1999.

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

10.12 License Agreement between the registrant and Raymond Lanctot Ltee/Ltd. dated June 28, 1999.

10.13 Endorsement Agreement between the registrant and Kathy Whitworth dated October 13, 1999.

27      Financial Data Schedule.

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**  Management contract or management compensatory plan or arrangement.