Form 10-Q
period 2000-03-31
S2 GOLF INC
filed 2000-05-15
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.

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

On March 31, 2000, 2,220,113 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                   Page Number
                                                                                 -----------
Item 1.           FINANCIAL STATEMENTS

                  Balance Sheets -
                           March 31, 2000 and December 31, 1999                         2

                  Statements of Operations -
                           Three Months Ended March 31, 2000
                           and April 2, 1999                                            3

                  Statements of Cash Flows -
                           Three Months Ended March 31, 2000
                           and April 2, 1999                                            4

                  Notes to Financial Statements                                         5

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         6

PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS                                                     8

Item 3.           QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                         8

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                      8


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  S2 GOLF INC.
                                 BALANCE SHEETS
                        AS OF MARCH 31, 2000 (UNAUDITED)
                        AND DECEMBER 31, 1999 (AUDITED)

                                                           March 31       December 31
                                                             2000            1999
                                                          ----------      ----------
ASSETS

Current Assets

Cash                                                      $      150      $      150
Accounts Receivable - Net                                  3,794,480       2,650,197
Inventories                                                2,697,463       2,554,736
Prepaid Expenses                                              14,437          59,278
Deferred Income Taxes                                        185,500         163,600
                                                          ----------      ----------
          Total Current Assets                             6,692,030       5,427,961

Plant and Equipment  - Net                                   119,533         104,476
Non-Current Deferred Income Taxes                             76,000          82,000
Other Assets - Net                                           133,487         137,642
                                                          ----------      ----------
          Total Assets                                    $7,021,050      $5,752,079
                                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short term Borrowings                                     $1,202,465      $  774,468
Accounts Payable                                           1,029,683         399,864
Accrued Expenses                                             283,462         171,522
Other Current Liabilities                                     72,000          61,335
                                                          ----------      ----------
          Total Current Liabilities                        2,587,610       1,407,189
Non-Current Liabilities                                       59,335          84,822
                                                          ----------      ----------
          Total Liabilities                                2,646,945       1,492,011
                                                          ----------      ----------
Contigency

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Authorized
Shares:  2,220,113 and 2,220,113 Issued and
Outstanding at March 31, 2000 and December 31, 1999,
respectively                                                  22,201          22,201
Additional Paid in Capital                                 4,042,787       4,042,787
Accumulated Profit                                           309,117         195,080
                                                          ----------      ----------
          Total Shareholders' Equity                       4,374,105       4,260,068
                                                          ----------      ----------
          Total Liabilities and Shareholders' Equity      $7,021,050      $5,752,079
                                                          ==========      ==========

       The accompanying notes are an integral part of these statements

                                  S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2000 AND APRIL 2, 1999
                                  (UNAUDITED)

                                        March 31,          April 2,
                                          2000               1999
                                       -----------       -----------
Net Sales                              $ 2,864,670       $ 2,679,325
Cost of Goods Sold                       1,913,827         1,862,397
                                       -----------       -----------
Gross Profit                               950,843           816,928
                                       -----------       -----------
Operating Expenses:
   Selling                                 433,134           451,872
   General & Administrative                306,153           290,481
                                       -----------       -----------
Total Operating Expenses                   739,287           742,353
                                       -----------       -----------
Operating Income                           211,556            74,575
                                       -----------       -----------
Other Income (Expense)
   Interest Expense                        (20,691)          (64,328)
   Other Income                               --                 562
                                       -----------       -----------
Total Other - Net                          (20,691)          (63,766)
                                       -----------       -----------
Income Before Income Taxes                 190,865            10,809

Provision for Income Taxes                  76,828             4,398
                                       -----------       -----------

Net Income                             $   114,037       $     6,411
                                       ===========       ===========
Earnings per Common Share - Basic      $      0.05       $      0.00
                                       ===========       ===========
                          Diluted      $      0.05       $      0.00
                                       ===========       ===========


Weighted Average Number of
Common Shares Outstanding - Basic        2,220,113         2,219,316
                          Diluted        2,268,279         2,313,471


                     The accompanying notes are an integral
                           part of these statements

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2000 AND APRIL 2, 1999
                                  (UNAUDITED)

                                                                   March 31          April 2,
                                                                     2000             1999
                                                                 -----------       -----------
OPERATING ACTIVITIES
--------------------
   Net Income                                                    $   114,037       $     6,411
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used in) Operating Activities:
          Depreciation and Amortization                               14,462            13,626
          Deferred Income Taxes                                      (15,900)          (14,320)
   Changes in Assets and Liabilities:
          Accounts Receivable                                     (1,144,283)         (723,707)
          Inventories                                               (142,727)          219,405
          Prepaid Expenses                                            44,841            18,669
          Other Assets                                                  --                (400)
          Accounts Payable                                           629,819            47,185
          Accrued Expenses                                           111,940            17,478
          Other Current and Non-Current Liabilities                  (14,822)          (13,552)
                                                                 -----------       -----------
NET CASH USED IN OPERATIONS                                         (402,633)         (429,205)
                                                                 -----------       -----------
INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                             (25,364)           (8,508)
                                                                 -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                (25,364)           (8,508)
                                                                 -----------       -----------
FINANCING ACTIVITIES
--------------------
   Proceeds from Revolving Line of Credit, Net                       427,997           437,752
                                                                 -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            427,997           437,752
                                                                 -----------       -----------
INCREASE IN CASH                                                        --                  39

CASH - BEGINNING OF PERIOD                                               150             1,576
                                                                 -----------       -----------
CASH - END OF PERIOD                                             $       150       $     1,615
                                                                 ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
     Interest                                                    $    20,691       $    64,328
     Income Taxes (Net of Refund)                                       --             180,000
                                                                 ===========       ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

1)       EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

2)       INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at March 31, 2000 and December 31, 1999 consisted of the following components:

                     3/31/00        12/31/99
                    ----------      ----------

Raw Materials       $2,023,097      $1,916,052
Finished Goods         674,366         638,684
                    ----------      ----------
                    $2,697,463      $2,554,736
                    ==========      ==========

3)       SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of March 31, 2000 was 9.25% and 8.75% as of December 31, 1999. The Company's availability on the line of credit, as of March 31, 2000, was approximately $1,349,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of March 31, 2000.

4)       LEGAL

The Company, in the ordinary course of business, is party to a legal action, the outcome of which, in the opinion of management, will not have a material adverse effect on the result of operations, cash flows or financial position of the Company.

5)       QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2000 will end on March 31, 2000, June 30, 2000, and September 29, 2000. The Company reports its year end financial statements as of December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-month period ended March 31, 2000 were $2,864,670, compared to $2,679,325 for the same period in 1999. Management attributes this 6.9% increase in sales for the three-month period over the same period in the prior year primarily to general strengthening of the golf equipment industry plus the continued strength of the Company's women's business, supported by the Company's national television advertising campaign.

Gross profit as a percentage of sales was 33.2% for the three-month period ended March 31, 2000 as compared to 30.5% for the same period in 1999. Management attributes this increase primarily to differences in the mix of products shipped during the comparison period and to lower costs for some components in the period ended March 31, 2000.

Selling expenses for the three-month period ended March 31, 2000 were $433,134 compared to $451,872 for the same period in 1999. This reduction is the result of the timing of advertising expenses during the three-month period ended March 31, 2000 as compared to the three-month period ended April 2, 1999.

General and Administrative expenses for the three-month period ended March 31, 2000 were $306,153 compared to $290,481 for the same period in 1999. This increase is due primarily to increased rent expenses for the Company's facilities as well as increased bad debt expense.

Interest expense for the three-month period ended March 31, 2000 was $20,691, which reflected a 68% decrease compared to the same period in 1999. This reduction in interest expense was a direct result of the 61% decrease in the average loan balance. The average loan balance for the three-month period ended March 31, 2000 was $1,179,441 compared to an average loan balance of $2,986,126 for the three-month period ended April 2, 1999.

The Company's net income for the three-month period ended March 31, 2000 was $114,037 compared to $6,411 for the same three-month period in 1999. This increase is the result of a 6.9% increase in net revenue, gross margins improving to 33% and lower interest charges.

The provision for income taxes was $76,828 for the three-month period ended March 31, 2000 compared to $4,398 for the same three-month period in 1999.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $83,648 for the three-month period ended March 31, 2000. Current assets increased by $1,264,069, offset by an increase in current liabilities of $1,180,421. Accounts receivable increased by $1,144,283 for the three-month period ended March 31, 2000, which was typical for the Company due to the cyclical nature of the golf industry. Inventory increased during the same period by $142,727 or 5.5%. The Company's short-term borrowing increased by $427,997, which was a result of the increase to accounts receivable and inventory. In addition, accounts payable increased by $629,819 for the three-month period ended March 31, 2000, and accrued expenses increased by $111,940 for the same period. The increases in accounts payable and accrued expenses are primarily a result of the cyclical nature of the business.

Working capital increased by $336,748 from the period ended April 2, 1999 to the period ended March 31, 2000. This increase was the result of a $1,015,309 decrease in current assets offset by a $1,352,057 decrease in current liabilities.

Cash used in operations was $402,633 and $429,205 for the three-month periods ending March 31, 2000 and April 2, 1999, respectively. Cash provided by financing activities totaled $427,997 for the three-month period ended March 31, 2000 and $437,752 for the same three-month period in 1999. During the three-month period ended March 31, 2000, cash used for the payment of equipment purchased was $25,364 and interest charges on short and long term borrowings was $20,691.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

On July 21, 1999, a former Vice President of the Company filed a complaint against the Company in the Essex County Superior Court of New Jersey in connection with the termination of his employment. He claims damages of approximately $50,000. The Company intends to defend this lawsuit vigorously.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits listed on the attached Exhibit Index are filed as part of this report.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    S2 GOLF INC.

5/15/00                             /s/ Douglas A. Buffington
--------------                      ---------------------------
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

10.2 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the registrant dated January 1, 1999 (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.8 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on form 10-K for the year ended December 31,
         1992).

10.9** Employment Agreement between the registrant and Douglas A. Buffington dated January 1, 1998.

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

10.12 License Agreement between the registrant and Raymond Lanctot Ltee/Ltd. dated June 28, 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year ended December 31,
         1999).

10.13 Endorsement Agreement between the registrant and Kathy Whitworth dated October 13, 1999 (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K for the year ended December 31,
         1999).

27       Financial Data Schedule.

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**       Management contract or management compensatory plan or arrangement.

--------------------------------------------------------------------------------