Form 10-Q
period 2000-06-30
S2 GOLF INC
filed 2000-08-11
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

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

                                   YES X NO
                                      ---  ---
On June 30, 2000, 2,220,113 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                      Page Number
                                                                    -----------

Item 1.           Financial Statements
                  --------------------

                  Balance Sheets -
                           June 30, 2000 and December 31, 1999            2

                  Statements of Operations -
                           Three Months Ended June 30, 2000
                           and July 2, 1999                               3

                  Statements of Operations -
                           Six Months Ended June 30, 2000
                           and July 2, 1999                               4

                  Statements of Cash Flows -
                           Six Months Ended June 30, 2000
                           and July 2, 1999                               5

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations           7
                  ---------------------------------------------

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                       9
                  -----------------

Item 3.           Quantitative and Qualitative
                  ----------------------------
                  Disclosures About Market Risk                           9
                  -----------------------------

Item 6.           Exhibits and Reports on Form 8-K                        9
                  --------------------------------

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                        AS OF JUNE 30, 2000 (UNAUDITED)
                        AND DECEMBER 31, 1999 (AUDITED)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                          June 30,       December 31,
                                                            2000           1999
                                                            ----           ----

ASSETS

Current Assets

Cash                                                     $      150     $      150
Accounts Receivable - Net                                 3,433,751      2,650,197
Inventories                                               2,886,917      2,554,736
Prepaid Expenses                                             41,759         59,278
Deferred Income Taxes                                       202,000        163,600
                                                         ----------     ----------
          Total Current Assets                            6,564,577      5,427,961

Plant and Equipment  - Net                                  129,969        104,476
Non-Current Deferred Income Taxes                            59,500         82,000
Other Assets - Net                                          129,279        137,642
                                                         ----------     ----------

          Total Assets                                   $6,883,325     $5,752,079
                                                         ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short term Borrowings                                    $  811,331     $  774,468
Accounts Payable                                            664,876        399,864
Accrued Expenses                                            628,131        171,522
Other Current Liabilities                                    72,000         61,335
                                                         ----------     ----------
          Total Current Liabilities                       2,176,338      1,407,189

Non-Current Liabilities                                      44,177         84,822
                                                         ----------     ----------

          Total Liabilities                               2,220,515      1,492,011
                                                         ----------     ----------

Contigency

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Shares
Authorized: 2,220,113 Issued and Outstanding
at June 30, 2000 and December 31, 1999                       22,201         22,201
Additional Paid in Capital                                4,042,787      4,042,787
Retained Earnings                                           597,822        195,080
                                                         ----------     ----------

          Total Shareholders' Equity                      4,640,609      4,237,867
                                                         ----------     ----------

          Total Liabilities and Shareholders' Equity     $6,861,124     $5,729,878
                                                         ==========     ==========


        The accompanying notes are an integral part of these statements

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                  (UNAUDITED)

                                                           June 30,          July 2,
                                                             2000             1999
                                                             ----             ----

Net Sales                                                $ 3,922,802      $ 3,514,504
Cost of Goods Sold                                         2,473,059        2,335,802
                                                         -----------      -----------
Gross Profit                                               1,449,743        1,178,702
                                                         -----------      -----------

Operating Expenses:
   Selling                                                   561,055          478,020
   General & Administrative                                  375,863          301,435
                                                         -----------      -----------
Total Operating Expenses                                     936,918          779,455

                                                         -----------      -----------
Operating Income                                             512,825          399,247
                                                         -----------      -----------

Other Expense
   Interest                                                  (36,608)         (60,121)
                                                         -----------      -----------
Total Other                                                  (36,608)         (60,121)
                                                         -----------      -----------

Income Before Income Taxes                                   476,217          339,126

Provision for Income Taxes                                   192,040          104,496
                                                         -----------      -----------

Net Income                                               $   284,177      $   234,630
                                                         ===========      ===========


Earnings per Common Share - Basic                        $      0.13      $      0.11
                                                         ===========      ===========
                            Diluted                      $      0.12      $      0.10
                                                         ===========      ===========

Weighted Average Number of Common Shares Outstanding -
                                      Basic                2,220,113        2,219,316
                                      Diluted              2,280,906        2,299,579

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                   (UNAUDITED)

                                                           June 30,          July 2,
                                                             2000             1999
                                                             ----             ----

Net Sales                                                $ 6,787,472      $ 6,193,829
Cost of Goods Sold                                         4,386,886        4,198,199
                                                         -----------      -----------
Gross Profit                                               2,400,586        1,995,630
                                                         -----------      -----------

Operating Expenses:
   Selling                                                   994,189          929,892
   General & Administrative                                  682,016          591,916
                                                         -----------      -----------
Total Operating Expenses                                   1,676,205        1,521,808

                                                         -----------      -----------
Operating Income                                             724,381          473,822
                                                         -----------      -----------

Other Income (Expense)
   Interest Expense                                          (57,299)        (124,449)
   Other Income                                                 --                562
                                                         -----------      -----------
Total Other - Net                                            (57,299)        (123,887)
                                                         -----------      -----------

Income Before Income Taxes                                   667,082          349,935

Provision for Income Taxes                                   268,868          108,894
                                                         -----------      -----------

Net Income                                               $   398,214      $   241,041
                                                         ===========      ===========


Earnings per Common Share - Basic                        $      0.18      $      0.11
                                                         ===========      ===========
                            Diluted                      $      0.18      $      0.10
                                                         ===========      ===========

Weighted Average Number of Common Shares Outstanding -
                                             Basic         2,220,113        2,219,316
                                             Diluted       2,275,221        2,306,553

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                   (UNAUDITED)

                                                                    June 30,         July 2,
                                                                     2000             1999
                                                                     ----             ----
OPERATING ACTIVITIES
--------------------
   Net Income                                                   $   402,742      $   241,041
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used in) Operating Activities:
          Depreciation and Amortization                              31,564           27,481
          Deferred Income Taxes                                     (32,400)          (6,584)
   Changes in Assets and Liabilities:
          Accounts Receivable                                      (783,554)         268,309
          Inventories                                              (332,181)         700,556
          Prepaid Expenses                                           17,519          (73,272)
          Other Assets                                                   --             (890)
          Accounts Payable                                          265,012          252,955
          Accrued Expenses                                          456,609           76,350
          Other Current and Non-Current Liabilities                 (29,980)         (32,098)
                                                                -----------      -----------

NET CASH (USED IN) PROVIDED BY OPERATIONS                            (4,669)       1,453,848
                                                                -----------      -----------

INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                            (48,694)          (9,938)
                                                                -----------      -----------


NET CASH USED IN INVESTING ACTIVITIES                               (48,694)          (9,938)
                                                                -----------      -----------

FINANCING ACTIVITIES
--------------------
   Proceeds from Revolving Line of Credit, Net                       36,863       (1,443,771)
                                                                -----------      -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  36,863       (1,443,771)
                                                                -----------      -----------

INCREASE IN CASH                                                         --              139

CASH - BEGINNING OF PERIOD                                              150            1,576
                                                                -----------      -----------

CASH - END OF PERIOD                                            $       150      $     1,715
                                                                ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
     Interest                                                   $    57,299      $   124,449
                                                                -----------      -----------
     Income Taxes                                                         -          179,881
                                                                ===========      ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

2)       INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at June 30, 2000 and December 31, 1999 consisted of the following components:

                                                 6/30/00               12/31/99
                                                 -------               --------

Raw Materials                                  $2,165,188             $1,916,052
Finished Goods                                    721,729                638,684
                                               ----------             ----------
                                               $2,886,917             $2,554,736
                                               ==========             ==========

3)       SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $5,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 1, 2000. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 50% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 9.75% as of June 30, 2000 and 8.75% as of December 31, 1999. The Company's availability on the line of credit, as of June 30, 2000, was approximately $1,900,500.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of June 30, 2000.

4)       LEGAL

The Company, in the ordinary course of business, is party to a legal action, the outcome of which, in the opinion of management, will not have a material adverse effect on the result of operations, cash flows or financial position of the Company.

5)       QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2000 will end on March 31, 2000, June 30, 2000, and September 29, 2000. The Company reports its year-end financial statements as of December 31.

6)       SUBSEQUENT EVENTS

On July 31, 2000, the Company acquired substantially all of the net assets of NancyLopezGolf(TM), a golf equipment product line of The Arnold Palmer Golf Company, for approximately $ 4.6 million, subject to purchase price adjustments.

The Company has signed a letter of intent to acquire Ladies Golf Equipment Company, Inc., a supplier of women's golf footwear and other golf accessories. Consideration for the acquisition will be in the form of cash and stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

Net Sales for the three-month and six-month periods ended June 30, 2000 were $3,922,802 and $6,787,472 respectively, compared to $3,514,504 and $6,193,829 for the same periods in 1999. Management attributes this 9.6% increase in sales for the six-month period over the same period in the prior year primarily to general strengthening of the golf equipment industry plus the continued strength of the Company's women's business, supported by the Company's national television advertising campaign. Net sales for the three-month period ended June 30, 2000 were 11.6% higher than the same period in 1999.

Gross profit as a percentage of sales for the three-month and six-month periods ended June 30, 2000 was 37.0% and 35.4% respectively, as compared to 33.5% and 32.2% for the same periods in 1999. Management attributes this increase primarily to differences in the mix of products shipped during the comparison period and to lower costs for some components in the period ended June 30, 2000.

Selling expenses for the three-month and six-month periods ended June 30, 2000 were $561,055 and $994,189 respectively, compared to $478,020 and $929,892 for the same periods in 1999. This is the result of increased salaries and commission. In addition, the company incurred a player endorsement expense during the six-month period ended June 30, 2000 that did not exist in the six-month period ended July 2, 1999.

General and Administrative expenses for the three-month and six-month periods ended June 30, 2000 were $375,863 and $682,016 respectively, compared to $301,435 and $591,916 for the same periods in 1999. This is due primarily to increased legal fees in connection with two (2) pending acquisitions, one to be completed in July 2000 and the other during the 4th quarter of 2000.

Interest expense for the six-month period ended June 30, 2000 was $57,299, which reflected a 54% decrease compared to the same period in 1999. This reduction in interest expense was a direct result of the 57% decrease in the average loan balance. The average loan balance for the six-month period ended June 30, 2000 was $1,333,436 compared to an average loan balance of $3,075,061 for the six-month period ended July 2, 1999.

The Company's net income for the six-month period ended June 30, 2000 was $398,214 compared to $241,041 for the same six-month period in 1999. This increase is the result of a 9.6% increase in net revenue, gross margins improving to 35.4%, and lower interest charges, offset by increased sales and general and administrative expenses.

The provision for income taxes was $268,868 for the six-month period ended June 30, 2000 compared to $108,894 for the same six-month period in 1999.


On July 31, 2000, the Company acquired NancyLopezGolf(TM), a golf equipment product line formerly owned by the Arnold Palmer Golf Company. The Company will market the NancyLopezGolf(TM) equipment as its premium club line.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's working capital increased by $367,467 for the six-month period ended June 30, 2000. Current assets increased by $1,136,616, offset by an increase in current liabilities of $769,149. Accounts receivable increased by $783,554 for the six-month period ended June 30, 2000, which was typical for the Company due to the cyclical nature of the golf industry. Inventory increased during the same period by $332,181, or 13.0%. The Company's short-term borrowing increased by $36,863, which was a result of the increase to accounts receivable and inventory. In addition, accounts payable increased by $265,012 for the six-month period ended June 30, 2000, and accrued expenses increased by $456,609 for the same period. The increases in accounts payable and accrued expenses are primarily a result of the cyclical nature of the business.

Working capital increased by approximately $386,900 from the period ended July 2, 1999 to the period ended June 30, 2000. This was the result of a net increase of approximately $239,000 in current assets (resulting from a net increase of $389,000 in accounts receivable offset by decreases in inventory, prepaid expenses and deferred income taxes totaling $149,000) as well as an approximate decrease in current liabilities of $148,000 (due to a decrease in short term borrowings of $511,000 offset by increases in accounts payable, accrued expenses and taxes of $364,000).

Cash used in operations was $4,669 for the six-month period ending June 30, 2000. This was a result of increased inventory purchases. Cash provided by operations for the six-month period ended July 2, 1999 was $1,453,848. Cash provided by financing activities totaled $36,863 for the six-month period ended June 30, 2000 and cash used to reduce financing activities totaled $1,443,771 for the same six-month period in 1999. During the six-month period ended June 30, 2000, cash used for the payment of equipment purchased was $48,694 and interest charges on short and long term borrowings was $57,299.




                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

On July 21, 1999, a former Vice President of the Company filed a complaint against the Company in the Essex County Superior Court of New Jersey in connection with the termination of his employment. He claims damages of approximately $50,000. The Company intends to defend this lawsuit vigorously.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a) The exhibits listed on the attached Exhibit Index are filed as part of this report.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   S2 GOLF INC.

8/11/2000                          /s/ Douglas A. Buffington
----------                         -------------------------
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

10.9**            Employment Agreement between the registrant and Douglas A.
                  Buffington dated January 1, 1998. (incorporated by reference to Exhibit 10.9 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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