Form 10-Q/A
period 2000-06-30
S2 GOLF INC
filed 2000-08-22
CIK 782126

                                   FORM 10-Q/A

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

                                  S2 GOLF INC.
                                   FORM 10-Q/A
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000


The undersigned registrant hereby amends Part I, Items 1 and 2 and Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------



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

Contigency

Shareholders' Equity

Common Stock, $.01 Par; 12,000,000 Shares
Authorized:  2,220,113 Issued and Outstanding
at June 30, 2000 and December 31, 1999                     22,201       22,201
Additional Paid in Capital                              4,042,787    4,042,787
Retained Earnings                                         597,822      195,080
                                                       ----------   ----------

          Total Shareholders' Equity                    4,662,810    4,260,068
                                                       ----------   ----------

          Total Liabilities and Shareholders' Equity   $6,883,325   $5,752,079
                                                       ==========   ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                  (UNAUDITED)

                                                           June 30,         July 2,
                                                             2000           1999
                                                             ----           ----

Net Sales                                                $ 3,927,376    $ 3,514,504
Cost of Goods Sold                                         2,473,059      2,335,802
                                                         -----------    -----------
Gross Profit                                               1,454,317      1,178,702
                                                         -----------    -----------

Operating Expenses:
   Selling                                                   561,055        478,020
   General & Administrative                                  375,863        301,435
                                                         -----------    -----------
Total Operating Expenses                                     936,918        779,455

Operating Income                                             517,399        399,247
                                                         -----------    -----------

Other Expense
   Interest Expense                                          (36,608)       (60,121)
   Other Income                                                  (46)
                                                         -----------    -----------
Total Expense                                                (36,654)       (60,121)
                                                         -----------    -----------

Income Before Income Taxes                                   480,745        339,126

Provision for Income Taxes                                   192,040        104,496
                                                         -----------    -----------

Net Income                                               $   288,705    $   234,630
                                                         ===========    ===========


Earnings per Common Share - Basic                        $      0.13    $      0.11
                                                         ===========    ===========
                            Diluted                      $      0.13    $      0.10
                                                         ===========    ===========

Weighted Average Number of Common Shares Outstanding -
                            Basic                          2,220,113      2,219,316
                            Diluted                        2,280,906      2,299,579

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.

                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                  (UNAUDITED)


                                                           June 30,        July 2,
                                                             2000           1999
                                                             ----           ----

Net Sales                                                $ 6,792,046    $ 6,193,829
Cost of Goods Sold                                         4,386,886      4,198,199
                                                         -----------    -----------
Gross Profit                                               2,405,160      1,995,630
                                                         -----------    -----------

Operating Expenses:
   Selling                                                   994,189        929,892
   General & Administrative                                  682,016        591,916
                                                         -----------    -----------
Total Operating Expenses                                   1,676,205      1,521,808
                                                         -----------    -----------
Operating Income                                             728,955        473,822
                                                         -----------    -----------

Other Expense
   Interest Expense                                          (57,299)      (124,449)
   Other                                                         (46)           562
                                                         -----------    -----------
Total Other - Net                                            (57,345)      (123,887)
                                                         -----------    -----------

Income Before Income Taxes                                   671,610        349,935

Provision for Income Taxes                                   268,868        108,894
                                                         -----------    -----------

Net Income                                               $   402,742    $   241,041
                                                         ===========    ===========


Earnings per Common Share - Basic                        $      0.18    $      0.11
                                                         ===========    ===========
                            Diluted                      $      0.18    $      0.10
                                                         ===========    ===========

Weighted Average Number of Common Shares Outstanding -

                            Basic                          2,220,113      2,219,316
                            Diluted                        2,275,221      2,306,553

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2000 AND JULY 2, 1999
                                  (UNAUDITED)

                                                                June 30,        July 2,
                                                                  2000           1999
                                                                  ----           ----
OPERATING ACTIVITIES
--------------------
   Net Income                                                 $   402,742    $   241,041
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
          Depreciation and Amortization                            31,564         27,481
          Deferred Income Taxes                                   (15,900)        (6,584)
   Changes in Assets and Liabilities:
          Accounts Receivable                                    (783,554)       268,309
          Inventories                                            (332,181)       700,556
          Prepaid Expenses                                         17,519        (73,272)
          Other Assets                                               --             (890)
          Accounts Payable                                        265,012        252,955
          Accrued Expenses                                        456,609         76,350
          Other Current and Non-Current Liabilities               (29,980)       (32,098)
                                                              -----------    -----------

NET CASH PROVIDED BY OPERATIONS                                    11,831      1,453,848
                                                              -----------    -----------

INVESTING ACTIVITIES
--------------------
   Purchase of Equipment                                          (48,694)        (9,938)
                                                              -----------    -----------


NET CASH USED IN INVESTING ACTIVITIES                             (48,694)        (9,938)
                                                              -----------    -----------

FINANCING ACTIVITIES
--------------------
   Proceeds from Revolving Line of Credit, Net                     36,863     (1,443,771)
                                                              -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                36,863     (1,443,771)
                                                              -----------    -----------

INCREASE IN CASH                                                       (0)           139

CASH - BEGINNING OF PERIOD                                            150          1,576
                                                              -----------    -----------

CASH - END OF PERIOD                                          $       150    $     1,715
                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
     Interest                                                 $    57,299    $   124,449
     Income Taxes (Net of Refund)                                    --          179,881
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

6)       SUBSEQUENT EVENTS

On July 31, 2000, the Company acquired substantially all of the net assets of NancyLopezGolf(TM) , a golf equipment product line of The Arnold Palmer Golf Company, for approximately $4.6 million, subject to purchase price adjustments.

The Company has signed a letter of intent to acquire Ladies Golf Equipment Company, Inc., a supplier of women's golf footwear and other golf accessories. Consideration for the acquisition will be in the form of cash and stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

Net Sales for the three-month and six-month periods ended June 30, 2000 were $3,927,376 and $6,792,046 respectively, compared to $3,514,504 and $6,193,829 for the same periods in 1999. Management attributes this 9.7% increase in sales for the six-month period over the same period in the prior year primarily to general strengthening of the golf equipment industry plus the continued strength of the Company's women's business, supported by the Company's national television advertising campaign. Net sales for the three-month period ended June 30, 2000 were 11.7% higher than the same period in 1999.

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

General and Administrative expenses for the three-month and six-month periods ended June 30, 2000 were $375,863 and $682,016 respectively, compared to $301,435 and $591,916 for the same periods in 1999. This is due primarily to increased professional fees.

Interest expense for the six-month period ended June 30, 2000 was $57,299, which reflected a 53.9% decrease compared to the same period in 1999. This reduction in interest expense was a direct result of the 56.7% decrease in the average loan balance. The average loan balance for the six-month period ended June 30, 2000 was $1,333,436 compared to an average loan balance of $3,075,061 for the six-month period ended July 2, 1999.

The provision for income taxes was $268,868 for the six-month period ended June 30, 2000 compared to $108,894 for the same six-month period in 1999.

The Company's net income for the six-month period ended June 30, 2000 was $402,742 compared to $241,041 for the same six-month period in 1999. This increase is the result of a 9.7% increase in net revenue, gross margins improving to 35.4%, and lower interest charges, offset by increased sales and general and administrative expenses.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's working capital increased by $367,467 for the six-month period ended June 30, 2000. Current assets increased by $1,136,616, offset by an increase in current liabilities of $769,149. Accounts receivable increased by $783,554 for the six-month period ended June 30, 2000, which was typical for the Company due to the cyclical nature of the golf industry. Inventory increased during the same period by $332,181. The Company's short-term borrowing increased by $36,863, which was a result of the increase to accounts receivable and inventory. In addition, accounts payable increased by $265,012 for the six-month period ended June 30, 2000, and accrued expenses increased by $456,609 for the same period. The increases in accounts payable and accrued expenses are primarily a result of the cyclical nature of the business.

Working capital increased by approximately $387,000 from the period ended July 2, 1999 to the period ended June 30, 2000. This was the result of a net increase of approximately $239,000 in current assets (resulting from a net increase of $389,000 in accounts receivable offset by decreases in inventory, prepaid expenses and deferred income taxes totaling $149,000) as well as an approximate decrease in current liabilities of $148,000 (due to a decrease in short term borrowings of $511,000 offset by increases in accounts payable, accrued expenses and other current liabilities of $364,000).

Cash provided by operations was $11,831 and $ 1,453,848 for the six-month periods ending June 30, 2000 and July 2, 1999 respectively. Cash provided by financing activities totaled $36,863 for the six-month period ended June 30, 2000 and cash used to reduce financing activities totaled $1,443,771 for the same six-month period in 1999. During the six-month period ended June 30, 2000, cash used for the payment of equipment purchased was $48,694 and interest charges on short and long term borrowings was $57,299.


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

                                            S2 GOLF INC.

8/18/2000                                   /s/ Douglas A. Buffington
----------                                  -------------------------
Dated                                       By:
                                               Douglas A. Buffington
                                               President and Chief
                                               Operating Officer

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

10.8 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on Form 10-K for the year ended December 31,
         1992).

10.9** Employment Agreement between the registrant and Douglas A. Buffington dated January 1, 1998 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).

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