Form 10-Q
period 2000-09-29
S2 GOLF INC
filed 2000-11-13
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 29, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

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

On September 29, 2000, 2,221,053 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION                                 Page Number

Item 1.     FINANCIAL STATEMENTS                                      2

            Balance Sheets -
                     September 29, 2000 and December 31, 1999         2

            Statements of Operations -
                     Three Months Ended September 29, 2000
                     and October 1, 1999                              3

            Statements of Operations -
                     Nine Months Ended September 29, 2000
                     and October 1, 1999                              4

            Statements of Cash Flows -
                     Nine Months Ended September 29, 2000
                     and October 1, 1999                              5

            Notes to Financial Statements                             6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                         9

Item 3.     QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                             9

Item 6.     EXHIBITS AND REPORTS
            ON FORM 8-K                                               9

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                      AS OF SEPTEMBER 29, 2000 (UNAUDITED)
                         AND DECEMBER 31, 1999 (AUDITED)

                                                                    September 29, 2000          December 31, 1999
                                                                    ------------------          -----------------
ASSETS
Current Assets
Cash                                                                    $        150               $       150
Accounts Receivable - Net                                                  3,450,484                 2,650,197
Inventories                                                                3,658,592                 2,554,736
Prepaid Expenses                                                             168,059                    59,278
Deferred Income Taxes                                                        212,500                   163,600
                                                                        ------------               -----------
              Total Current Assets                                         7,489,785                 5,427,961

Plant and Equipment - Net                                                    152,758                   104,476
Non-Current Deferred Income Taxes                                             49,000                    82,000
Goodwill - Net                                                             2,118,733                         0
Other Assets                                                                 125,030                    49,500
                                                                        ------------               -----------

              Total Assets                                                $9,935,306                $5,663,937
                                                                        ============               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Borrowings                                                   $  2,641,193               $   774,468
Current Portion, Long-Term Debt                                              300,000                         0
Accounts Payable                                                           1,133,639                   399,864
Accrued Expenses                                                             459,974                   171,522
Other Current Liabilities                                                     72,000                    61,335
                                                                        ------------               -----------
              Total Current Liabilities                                    4,606,806                 1,407,189

Long-Term Liabilities
Long-Term Debt                                                               575,000                    84,822
Other Long Term-Liabilities                                                   28,676                         0
                                                                        ------------               -----------

              Total Liabilities                                            5,210,482                 1,492,011
                                                                        ------------               -----------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
      Authorized:  2,221,053 & 2,220,113 Issued
      & Outstanding at September 29, 2000 and
      December 31, 1999, respectively                                         22,211                    22,201
Additional Paid in Capital                                                 4,044,777                 4,042,787
Retained Earnings                                                            657,836                   195,080
                                                                        ------------               -----------

      Total Shareholders' Equity                                           4,724,824                 4,260,068
                                                                        ------------               -----------

      Total Liabilities and Shareholders' Equity                        $  9,935,306               $ 5,752,079
                                                                        ============               ===========

              The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                                   (UNAUDITED)

                                                                    September 29, 2000           October 1, 1999
                                                                    ------------------           ---------------

Net Sales                                                              $  3,091,279                $ 2,536,905
Cost of Goods Sold                                                        2,055,750                  1,682,880
                                                                       ------------                -----------
Gross Profit                                                              1,035,529                    854,025
                                                                       ------------                -----------

Operating Expenses
     Selling                                                                530,304                    375,399
     General & Administrative                                               348,066                    320,887
                                                                       ------------                -----------
Total Operating Expenses                                                    914,370                    696,286

Operating Income                                                            121,159                    157,739
                                                                       ------------                -----------

Other Expense
     Interest Expense                                                       (80,839)                   (22,584)
                                                                       -------------              -------------
Total Expense                                                               (80,839)                   (22,584)
                                                                       -------------               ------------

Income Before Income Taxes                                                   40,320                    135,155

Provision (Benefit) for Income Taxes                                        (19,693)                    43,567
                                                                       -------------               -----------

Net Income                                                             $     60,013                $    91,588
                                                                       ============                ===========

Earnings per Common Share - Basic                                      $       0.03                $      0.04
                                                                       ============                ===========
                            Diluted                                    $       0.03                $      0.04
                                                                       ============                ===========

Weighted Average Number of Common Shares
    Outstanding -
                                  Basic                                   2,220,587                  2,220,072
                                  Diluted                                 2,279,424                  2,277,451


        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                     SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                                   (UNAUDITED)

                                                                    September 29, 2000           October 1, 1999
                                                                    ------------------           ---------------

Net Sales                                                              $  9,883,325                 $8,730,735
Cost of Goods Sold                                                        6,442,636                  5,881,080
                                                                       ------------                -----------
Gross Profit                                                              3,440,689                  2,849,655
                                                                       ------------                -----------

Operating Expenses
     Selling                                                              1,524,493                  1,305,291
     General & Administrative                                             1,066,082                    912,803
                                                                       ------------                -----------
Total Operating Expenses                                                  2,590,575                  2,218,094
                                                                       ------------                -----------
Operating Income                                                            850,114                    631,561
                                                                       ------------                -----------

Other Expense
     Interest Expense                                                      (138,136)                  (147,033)
     Other                                                                      (47)                       562
                                                                       ------------                -----------
Total Expense                                                              (138,183)                  (146,471)
                                                                       ------------                -----------

Income Before Income Taxes                                                  711,931                    485,090

Provision for Income Taxes                                                  249,175                    152,461
                                                                       ------------                -----------

Net Income                                                             $    462,756                $   332,629
                                                                       ============                ===========

Earnings per Common Share - Basic                                      $       0.21                $      0.15
                                                                       ============                ===========
                            Diluted                                    $       0.20                $      0.14
                                                                       ============                ===========

Weighted Average Number of Common Shares
    Outstanding -
                                  Basic                                   2,220,270                  2,219,567
                                  Diluted                                 2,279,107                  2,296,888


        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                     SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                                   (UNAUDITED)

                                                                    September 29, 2000           October 1, 1999
                                                                    ------------------           ---------------
OPERATING ACTIVITIES
Net Income                                                              $    462,755               $    332,628
Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Depreciation and Amortization                                            84,126                     44,398
     Deferred Income Taxes                                                   (48,900)                    (7,867)
Changes in Assets and Liabilities:
     Accounts Receivable                                                     419,536                  1,154,655
     Inventories                                                            (117,430)                   990,640
     Prepaid Expenses                                                        (58,781)                   (69,167)
     Other Assets                                                                  0                       (890)
     Accounts Payable                                                        677,420                    191,427
     Accrued Expenses                                                        288,453                      7,966
     Other Current and Non-Current Liabilities                               (74,157)                   (33,002)
                                                                         ------------                -----------

NET CASH PROVIDED BY OPERATIONS                                            1,633,022                  2,610,788
                                                                         ------------                -----------

INVESTING ACTIVITIES
Purchase of Product Line                                                  (4,318,282)
Purchase of Equipment                                                        (56,265)                   (63,625)
                                                                         ------------                -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (4,374,547)                   (63,625)
                                                                         ------------                -----------

FINANCING ACTIVITIES
Proceeds from Revolving Line of Credit, Net                                1,866,525                 (2,547,290)
Proceeds from Long-Term Debt                                                 900,000                          0
Repayment of Long-Term Debt                                                  (25,000)                         0
                                                                         ------------                -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        2,741,525                 (2,547,290)
                                                                         ------------                -----------

INCREASE IN CASH                                                                   0                       (127)

CASH - BEGINNING OF PERIOD                                                       150                      1,576
                                                                         ------------                -----------

CASH - END OF PERIOD                                                    $        150               $      1,449
                                                                         ============                ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
   Interest                                                             $    138,136               $    147,033
                                                                         ============                ===========
   Income Taxes                                                         $      8,515               $    152,842
                                                                         ============                ===========

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

2)            INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at September 29, 2000 and December 31, 1999 consisted of the following components:

                             September 29, 2000          December 31, 1999
                             ------------------          -----------------

Raw Materials                    $2,743,944                  $1,916,052
Finished Goods                      914,648                     638,684
                                 ----------                  ----------
                                 $3,658,592                  $2,554,736
                                 ==========                  ==========

3)            SHORT-TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit and subject to various borrowing bases, through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 9.75% as of September 29, 2000 and 8.75% as of December 31, 1999. Funds available to the Company under the line of credit as of September 29, 2000 were approximately $424,033.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of September 29, 2000.

4)            TERM LOAN

The Company has a secured term loan in the amount of $900,000 for 3 years ending August 1, 2003. Monthly payments of $25,000 plus interest are payable on the first of each month. Interest rates are at prime plus one and one-half percent; the interest rate was 11.0% at September 29, 2000.

5)            LEGAL

The Company, in the ordinary course of business, is party to a legal action, the outcome of which, in the opinion of management, will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

6)            QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2000 will end on March 31, 2000, June 30, 2000, and September 29, 2000. The Company reports its year-end financial statements as of December 31.

7)            ACQUISITIONS

On July 31, 2000, the Company acquired substantially all of the net assets of NancyLopezGolf,[TM] a golf equipment product line of The Arnold Palmer Golf Company, for approximately $4.1 million, subject to purchase price adjustments.

The Company has signed an agreement to acquire Ladies Golf Equipment Company, Inc. ("Ladies Golf"), a supplier of women's golf footwear and other golf accessories, through the

Company's wholly-owned subsidiary, S2 Golf Acquisition Corp. Consideration for the acquisition will be in the form of cash and stock. The acquisition is subject to the approval of the shareholders of the Company and of Ladies Golf in December 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net Sales for the three-month and nine-month periods ended September 29, 2000 were $3,091,279 and $9,883,325, respectively, compared to $2,536,905 and $8,730,735 for the same periods in 1999. Management attributes these 21.9% and 13.2% increases, respectively, in sales over the same periods in the prior year primarily to the Company's acquisition of the NancyLopezGolf[TM] product line, effective July 31, 2000, which generated net sales of approximately $405,000, as well as to the continued strength of the Company's Square Two women's business, supported by the Company's national television advertising campaign.

Gross profits as a percentage of sales for the three-month and nine-month periods ended September 29, 2000 were 33.5% and 34.8%, respectively, as compared to 33.7% and 32.6% for the same periods in 1999. Management attributes these increases primarily to differences in the mix of products shipped during the comparison periods and to lower costs for some components in the period ended September 29, 2000.

Selling expenses for the three-month and nine-month periods ended September 29, 2000 were $530,304 and $1,524,493, respectively, compared to $375,399 and $1,305,291 for the same periods in 1999. These increases for the three-month and nine-month periods are the result of increased salaries, commissions, advertising and public relations. In addition, the company incurred costs of approximately $80,000 for player endorsements during the nine-month period ended September 29, 2000; there were no such player endorsement costs in the nine-month period ended October 1, 1999.

General and administrative expenses for the three-month and nine-month periods ended September 29, 2000 were $348,066 and $1,066,082, respectively, compared to $320,887 and $912,803 for the same periods in 1999. These increases for the three-month and nine-month periods are due primarily to increased expenses in connection with the Company's acquisition in July 2000 of the assets of NancyLopezGolf[TM] and the pending acquisition of Ladies Golf through the Company's subsidiary, S2 Golf Acquisition Corp.

Interest expense for the nine-month period ended September 29, 2000 was $138,136, which reflected a 6.1% decrease compared to the same period in 1999. The average loan balance for the nine-month period ended September 29, 2000 was $1,506,650, compared to an average loan balance of $2,245,089 for the nine-month period ended October 1, 1999.

The Company's net income for the three-month and nine-month periods ended September 29, 2000 was $60,013 and $462,755, respectively, compared to $91,588 and $332,629 for the same periods in 1999. These changes reflect the combined effects of the 21.9% and 13.2% increases in net sales in the three and nine month periods measured in 2000 over the same periods last year and increases in general and administrative expenses due to the NancyLopezGolf[TM] acquisition.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

In the nine-month period ended September 29, 2000, the Company's working capital decreased by $1,137,793 and current assets increased by $2,061,824, offset by an increase in current liabilities of $3,199,617. In the same period, accounts receivable increased by approximately $800,000 and inventory increased by approximately $1,104,000, which was mainly due to the acquisition of NancyLopezGolf[TM]. In addition, prepaid expenses and deferred income taxes increased approximately $109,000 and $15,900, respectively. The Company's short-term borrowing increased by approximately $1,867,000, which was a result of the NancyLopezGolf[TM] acquisition. In addition, accounts payable increased by approximately $734,000, accrued expenses increased by $288,000, other current liabilities increased by $11,000, and there was an increase of $300,000 for the current portion of a long-term debt due to the acquisition of NancyLopezGolf[TM].

Cash provided by operations was $1,633,022 and $2,610,788 for the nine-month periods ending September 29, 2000 and October 1, 1999, respectively. Cash provided by financing activities totaled $2,741,525 for the nine-month period ended September 29, 2000 and cash used to reduce financing activities totaled $2,547,290 for the same nine-month period in 1999. During the nine-month period ended September 29, 2000, cash used for the purchase of the NancyLopezGolf[TM] product line was $4,318,282 and payment of equipment purchased was $56,265. Interest charges on short and long-term borrowings were $138,136.

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

(b) The Company filed a Current Report on Form 8-K on August 14, 2000 to report its July 31, 2000 acquisition of substantially all of the assets of NancyLopezGolf,[TM] and a Current Report on Form 8-K/A on September 29, 2000 to provide financial statements and pro forma financial information related to the same acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           S2 GOLF INC.

                                           /s/ Douglas A. Buffington
                                           -------------------------
Dated:  11/13/00                           By:   Douglas A. Buffington
                                                 President, Chief Operating
                                                 Officer, Chief Financial
                                                 Officer and Treasurer

                                  EXHIBIT INDEX


   EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT*

    3.1 Amended and Restated Certificate of Incorporation of the registrant dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

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

   10.0 Loan and Security Agreement between the registrant and Midlantic Bank, National Association dated December 29, 1994 (incorporated by reference to Exhibit 99 of the registrant's Current Report on Form 8-K dated December 26, 1994).

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

   10.3 Lease Agreement between the registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to Exhibit 10.6 of the registrant's Registration Statement No. 33-37371 of Form S-3).

   10.4 Modification of Lease Agreement between the registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995 (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                1995).

   EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT*

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

   10.9** Employment Agreement between the registrant and Douglas A. Buffington dated January 1, 1998 (incorporated by reference to
                Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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

   10.12 License Agreement between the registrant and Raymond Lanctot Ltee/Ltd. dated June 28, 1999 (incorporated by reference to
                Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

   10.13 Endorsement Agreement between the registrant and Kathy Whitworth dated October 13, 1999 (incorporated by reference to Exhibit
                10.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

   10.14 Asset Purchase Agreement dated July 31, 2000 among the registrant, APGC Holdings Company, LLC and The Arnold Palmer Golf Company (incorporated by reference to Exhibit 2.0 to the registrant's Current Report on Form 8-K reporting the event dated July 31, 2000).

EXHIBIT
 NUMBER                              DESCRIPTION OF EXHIBIT*

   10.15 Fourth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.14 to the registrant's Registration Statement No. 333-47908 on Form S-4).

   10.16 Agreement and Plan of Reorganization, dated as of June 22, 2000, among the registrant, S2 Golf Acquisition Corp., Ladies Golf Equipment Company, Inc., James E. Jones and Brian Christopher (incorporated by reference to Exhibit 2.0 of the registrant's Registration Statement No. 333-47908 on Form S-4).

   21.0         Subsidiaries of the registrant.

   27           Financial Data Schedule.

    * In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

   ** Management contract or management compensatory plan or arrangement.