Form 10-K
period 2000-12-31
S2 GOLF INC
filed 2001-03-30
CIK 782126

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                      Commission File
December 31, 2000                                              Number O-14146

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

            SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: NONE
            SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT: NONE
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 13, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,237,437. This calculation is based upon the closing price of the registrant's common stock on March 13, 2001.

The number of shares of the registrant's Common Stock outstanding as of March 13, 2001 was 3,223,039.

                                    PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

S2 Golf Inc. (the "Company" or "Square Two(R)") was incorporated under the laws of the state of New Jersey in February 1982. The Company manufactures and markets throughout the United States proprietary lines of golf equipment for men and women, including golf clubs, golf bags, golf shoes, golf balls and accessories. The Company markets these products under the trade name and trademark Square Two(R) and the trademarks NancyLopezGolf(TM), Lady Fairway(TM), and several others, including S2(R) and Posiflow(R).

The common stock of the Company (the "Common Stock") trades on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the trading symbol "GOLF."

Throughout 2000, the Company maintained and strengthened its position as a manufacturer and seller of high-quality, high-performance clubs, especially for women golfers. Golf equipment for women comprised approximately 71% of the Company's business in 2000, as compared against 52% in 1996. Two acquisitions expanded significantly both the Company's range of golf products for women and its distribution network. In July, the Company acquired from The Arnold Palmer Golf Company the NancyLopezGolf(TM) product lines of premium golf clubs, golf balls, golf gloves, golf bags and other golf accessories.

At the end of December, 2000, the Company acquired the Lady Fairway(TM) brand of women's golf shoes and other golf accessories, through the acquisition, by the Company's wholly-owned subsidiary S2 Golf Acquisition Corp. ("S2 Acquisition"), of Ladies Golf Equipment Company, Inc. ("Ladies Golf"), which was merged with and into S2 Acquisition on December 31, 2000.

During 2000 the Company continued to improve its Square Two(R) brands of equipment, introducing the Kathy Whitworth monogram series of clubs, redesigning the Light and Easy(TM) and Power Circle(TM) woods, expanding the Rave(R) line, introducing the premium Rave(R) II line for women, and launching a new value line of men's clubs, the XLT(TM). The Company also continued its 20-year partnership with the Ladies Professional Golf Association ("LPGA(R)"), completed the first year of an endorsement agreement with Kathy Whitworth, and for a second year aired its television advertisement, which is aimed exclusively at women. The Company's sponsorship of the Square Two(R)/LPGA(R) Custom Club Fitting Program, which began in 1993, provided a forum for design input from professional women golfers during 6 2-day seminars. Cosmetic changes to the Company's lines of women's clubs continued to include greater prominence for the distinctive LPGA(R) logo, which all of the women's clubs marketed under the Square Two(R) brand carry.

Between 1996 and 2000, the Company's net sales increased from $8,563,588 to $12,510,314 and shareholders' equity increased from $2,640,000 to $6,795,723.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial information about business segments in which the Company operates, see Item 8, Financial Statements and Supplementary Data.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

Club Design
-----------

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

Products
--------

The Company manufactures and markets throughout the United States proprietary lines of golf equipment under the trade name and trademark Square Two(R), the trademark NancyLopezGolf(TM), and a number of other trademarks, including, as of December 29, 2000, Lady Fairway(TM).

Under the Square Two(R) name the Company manufactures and markets numerous products for women and men golfers of varying ages and abilities. These products include the ZCX-Ti(TM), Lady Ti(TM), PCX(R) II, Light and Easy(TM), Power Circle(TM), Rave(R), Lady Rave(TM), Rave(R) II, Relief(TM), Rough Relief(TM), Agree(R) and Eight-is-Enough(TM) lines of golf clubs. Many of the Square Two(R) brand clubs feature cavity-back heads with dual copper sole inserts, which lower the center of gravity and expand the "sweet spot," making the clubs more forgiving.

The irons in the PCX(R) II line of golf clubs feature lightweight steel shafts with the Company's Totally Matched proprietary weighting and balancing system. The Relief(TM) bi-metal irons and Rave(R) and Lady Rave(TM) high-modulus graphite-shaft irons and woods feature the Company's patented Posiflow(R) weighting system, in which the shafts are matched to the player's swing speed, which reduces long-iron slices and short-iron pulls. In the Light and Easy(TM) and Power Circle(TM) lines, putters have tri-metal heads that are heel-toe weighted to reduce torque on off-center hits, and drivers feature club heads made of titanium. The ZCX-Ti(TM) and Lady Ti(TM) lines feature Posiflow(R) weighting and titanium inserts for enhanced feel.

Under the NancyLopezGolf(TM) trademark, the Company markets premium golf clubs, including the Albany(R) and the Sarasota(R) lines and the Streak 78(R), Fame 87(R) and Debut 98(R) classically styled balata-face putters. The Company's NancyLopezGolf(TM) products also include golf balls, the LopezGrip(R) line of golf gloves, golf bags, and other golf accessories.

On December 29, 2000, the Company added to its product lines the full line of Lady Fairway(TM) golf shoes, golf gloves, golf socks and other golf accessories.

Golf clubs accounted for more than 95% of the Company's revenue in each of 1998, 1999 and 2000.

Manufacturing
-------------

The Company's clubs are assembled at its facility located in Fairfield, New Jersey. Finished heads are purchased from several sources. Various domestic and foreign shaft manufacturers supply steel shafts, grips, and accessories. The Company obtains its graphite shafts from sources in the People's Republic of China, Korea and the US, and its finished heads from manufacturers in Taiwan, Thailand and the People's Republic of China, which manufacture them to the Company's design specifications. In the course of assembling its PCX(R) II line of steel-shafted clubs, the Company applies its Totally Matched(R) proprietary weighting and balancing techniques to achieve the clubs' unique design and construction.

The Company's Lady Fairway(TM) products are manufactured by third-party manufacturers in the People's Republic of China, Indonesia and in the US.

Seasonality
-----------

The golf industry is seasonal. While manufacturing occurs throughout the year, demand for the Company's clubs is greatest from March through July.

Inventory Supply
----------------

The Company tries to maintain at least two sources of supply for each of the golf club shaft and golf club head products that it purchases from foreign suppliers. These suppliers generally require 90- to 120-day lead times to deliver heads to the Company. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice.

While the Company does not anticipate long-term shortages of components from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Delays are not anticipated to be longer than 2 weeks and are not anticipated to affect materially the Company's ability to deliver its products. The Company regularly evaluates alternative suppliers.

The Company has a line of credit in the amount of $8,000,000 with PNC Bank, National Association ("PNC Bank"), pursuant to which PNC Bank may make available an additional credit facility of up to $1,750,000 in the form of standby or documentary letters of credit and demand loans. The amount and number of letters of credit outstanding varies on a daily basis depending on the dollar volume of material being ordered and supplies received.

Industry Background
-------------------

The National Golf Foundation estimates that in 2000 there were 26.4 million golfers in the United States. The rate of growth remained relatively flat from 1997 to 2000. The popularity of the sport has created a significant market for golf clubs. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

Marketing & Distribution
------------------------

Until approximately 20 years ago, top-of-the-line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off-course specialty golf shops, sporting goods retailers, discounters, mail-order houses, the Internet and infomercials account for a substantial share of sales to the golf club market.

The Company markets its products primarily through retail shops and also through private clubs. NancyLopezGolf(TM) brand clubs sell at premium price points, whereas the Square Two(R) brand products retail at mid-level price points. As of March 1, 2001, the Company had established a network of approximately 2,250 retailers with approximately 2,800 retail outlets. Square Two(R) has prepared a comprehensive catalog for its dealers.

The golf equipment industry is one in which advertising and promotion is required to create market awareness of a company's products. Management anticipates that it will continue to need to increase its research and development efforts as well as its advertising expenditures.

In 2000, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

The Ladies Professional Golf Association Agreement
--------------------------------------------------

The Company has entered into an agreement with the Ladies Professional Golf Association, an Ohio nonprofit corporation, which grants the Company the exclusive right to use the LPGA(R) name and logo on its women's golf clubs and the nonexclusive right to use the LPGA(R) name and logo on certain of its other products, including golf bags. The Company has renewed and restated this licensing agreement effective January 1, 1999 through December 31, 2003, at which time the Company has the option to renew the agreement for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay to the LPGA(R) a license fee and a royalty fee based on sales volume.

The minimum annual license fee for the term of the agreement is $200,000 each year through 2003. In the event that the sum of (i) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year,
(ii) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (iii) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000, and (iv) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee.

Under the agreement, the Company is obligated to be a "Title Sponsor" of the LPGA(R) Teaching and Club Professionals Division Team Classic at an annual cost that began at $35,000 in 1999 and increases by $2,500 per year through 2003. In addition, the Company is obligated to spend a minimum of $100,000 per year on various advertising programs.

Kathy Whitworth Endorsement Agreement
-------------------------------------

The Company has entered into an Endorsement Agreement with former LPGA(R) Tour Golf Professional Kathy Whitworth, effective January 1, 2000 through December 31, 2005, pursuant to which Ms. Whitworth has granted the Company an exclusive license to use her name, likeness, image and personal identification, singly or in any combination, in connection with the production, marketing and sale of a "Kathy Whitworth" signature line of women's golf clubs. In addition, the Company has the right to include Ms. Whitworth in 2 print advertisements and 1 television advertisement per year. Ms. Whitworth also has agreed to use only the golf clubs and golf bags of the Company in any golf event, either professional or social, during the term of the agreement, and will serve as a golf instructor at up to 10 golf clinics per calendar year. In addition, Ms. Whitworth represents the Company at 2 Professional Golf Association merchandise shows each calendar year. The Company pays Ms. Whitworth a base fee of $36,000 per year in equal quarterly payments; in addition, Ms. Whitworth will receive a royalty fee of 2% of net sales of the "Kathy Whitworth" line of clubs.

Nancy Lopez License
-------------------

The Company has entered into an agreement with Nancy Lopez Enterprises, Inc. that grants Square Two(R) the exclusive right to use the name, signature, image and endorsement of Nancy Lopez on certain of its golf clubs and other golf equipment. This agreement is for an initial term that ends on December 31, 2007, and shall be extended automatically until December 31, 2010 unless the parties decide against such extension. Square Two(R) is obligated to pay to Nancy Lopez Enterprises, Inc. an annual license fee of $200,000, an annual sublicense fee of 25% of fees paid to the Company for certain sublicenses, an annual royalty fee based on sales volume (3% of revenues of up to $10 million for licensed products, and 3.5% of such revenues greater than $10 million) less the amounts of the license fee and the sublicense fee, and bonuses if Ms. Lopez wins or places at least fifth in specified golf tournaments, or wins other named awards. The Company is obligated also to issue to Nancy Lopez Enterprises, Inc. options to purchase Common Stock on the basis of the revenue earned by the Square Two(R) products covered by the licensing agreement.

Competition
-----------

In general, the Company competes with manufacturers of sporting goods equipment for all phases of the recreation industry, and its business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

The golf club industry is highly competitive and is dominated principally by approximately 10 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway(R), Ping(R), Nike(R), Taylor Made(R), and Cobra/Titleist(R), possess financial and other resources greater than those of the Company. The Company competes with these entities primarily on the basis of the quality and value of Square Two(R)'s products and service, along with the Company's position as an official sponsor of the LPGA(R).

Golf clubs are also manufactured by lesser-known, lower-volume companies who assemble clubs from components manufactured by others. While these manufacturers of clubs are generally smaller than the Company, their products also compete with those manufactured by the Company.

Patents and Trademarks
----------------------

The Company holds two United States patents, both of which will expire in 2013. One protects the concept of Posiflow(R) weighting in iron heads. The second protects an internal triangular reinforcement cell for metal woods.

The Company has registered the following trademarks with the United States Patent and Trademark Office:

Totally Matched(R)            Allegra(R)                          Opal(R)                     Agree(R)
PCX(R)                        Onyx(R)                             Rave(R)                     Melody(R)
Posiflow(R)                   S2(R)(Stylized)                     Lady Petite(R)
Square Two(R)                 S2(R)(Bouncing Ball Design)         Ladies Long Driver(R)
Dyna-Balance(R)

"Square Two" is registered in 24 countries. With its acquisition of NancyLopezGolf(TM) the Company acquired the following trademarks registered with the United Stated Patent and Trademark office:

Albany(R)             Darden(R)                Debut 98(R)             Defining the Women's Game(R)
Domingo(R)            Fame 87(R)               LopezGrip(R)            NLG(R)
Roswell(R)            Sarasota(R)              Streak 78(R)

The Company also now owns, through its subsidiary S2 Acquisition, the rights to the trademarks Outlast(R) and Transpor(R) registered with the United States Patent and Trademark Office. "Lady Fairway" is registered in the United Kingdom and in Sweden.

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead designs, the Company believes that it is imperative to protect the Company's trade names, trademarks and patentable inventions and designs.

Employees
---------

As of December 31, 2000, the Company employed 71 persons, including 69 full-time employees, of which two were executive officers. Sixty-one of these were hourly employees and ten were management, administrative and marketing personnel. Additional hourly employees are hired during peak production periods, and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization.

Between December 29, 2000 and December 31, 2000, the Company's subsidiary S2 Acquisition employed 7 persons, including 1 executive office, 4 hourly customer service employees, 1 office manager and 1 warehouse worker. These employees are not represented by any labor organization.

The Company believes that its present staff is adequate. However, if sales of the Company's golf clubs or golf shoes should increase, it is anticipated that additional production, clerical, sales and management personnel may be necessary to meet product demand.

Special Note on Forward-Looking Statements
------------------------------------------

The business, financial condition and results of operations of the Company and its subsidiary may be adversely affected by a number of factors. Certain statements and information contained herein reflect the Company's current expectations with respect to the future performance of the Company and its subsidiary and may constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company or its subsidiary to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other risks and uncertainties: the risks inherent in the development and introduction of new products; dependence on consumer tastes, which fluctuate from time to time; seasonality and prevailing weather conditions, as protracted periods of inclement weather could disrupt consumer demand for golf-related products; unanticipated shortages of components or delays in component delivery; and the significant competition in the Company's line of business.

(D)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

It is impracticable for the Company to provide financial information about geographic areas. Historically, the Company's sales to foreign customers have not been material. For the fiscal year ended December 31, 2000, the Company's sales to foreign customers comprised less than 1.4% of net sales.

ITEM 2.  PROPERTIES
         ----------

The Company currently leases its manufacturing facility and sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004, comprising a total of 20,612 square feet of space. As of December 29, 2000, the Company's subsidiary S2 Acquisition leases sales and executive offices and distribution facilities for the Lady Fairway(TM) products, comprising a total of 11,328 square feet of space, at suites 400 and 500, 3803 Corporex Park Drive, Tampa, Florida 33619. Both leases will expire on December 31, 2001.

Both the New Jersey and the Florida facilities serve the needs of the one segment in which the Company operates, which is the manufacture and marketing of golf equipment. To accommodate its expanded operations following its 2000 acquisitions of the NancyLopezGolf(TM) and Lady Fairway(TM) product lines, the Company intends to move to one larger facility at the beginning of 2002.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In July 21, 1999, a former employee of the Company filed a complaint against the Company in the Essex County Superior Court of New Jersey in connection with the termination of his employment contract. This case was settled in the first quarter of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At a Special Meeting held on December 15, 2000, the shareholders of the Company voted in favor of the Company's acquisition of Ladies Golf. At the meeting, holders of 1,688,818 shares voted in favor of and holders of 2,537 shares voted against the approval and adoption of the Agreement and Plan of Reorganization, dated as of September 22, 2000, by and among the Company, S2 Acquisition, Ladies Golf, James E. Jones and Brian Christopher. There were no abstentions and no broker non-votes.

EXECUTIVE OFFICERS OF THE COMPANY

See Part III, Item 10 of this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the trading symbol "GOLF." The following table sets forth the high and low bid prices for the Common Stock as provided by Nasdaq for the periods indicated. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

              PERIODS:                          COMMON STOCK BID PRICES:
              --------                          ------------------------

                                                 HIGH                LOW
                                                 ----                ---

         1999 1st Quarter                        $4.00              $2.50
         1999 2nd Quarter                        $3.50              $2.18
         1999 3rd Quarter                        $2.71              $2.00
         1999 4th Quarter                        $2.12              $1.62

         2000 1st Quarter                        $2.50              $1.75
         2000 2nd Quarter                        $2.88              $1.75
         2000 3rd Quarter                        $2.75              $1.82
         2000 4th Quarter                        $1.68              $0.75

On March 13, 2001, the number of holders of record of the Company's Common Stock was approximately 196. No cash dividends have been paid to date and it is anticipated that cash dividends will not be paid in the near future.

In 2000, the Company issued 1,463 shares of Common Stock to Frederick B. Ziesenheim and 1,463 shares of common stock to Mary Ann Jorgenson as compensation for their service as directors of the Company and participation in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

ITEM 6.  SELECTED FINANCIAL DATA
         ------------------------

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                2000               1999              1998              1997              1996
                                ----               ----              ----              ----              ----

OPERATING RESULTS:

Net Sales                    $12,510,314        $11,003,556       $11,505,000        $12,073,843      $8,563,588
Net Income                       220,654            306,126           440,848            855,565         118,884
Net Income
  per Share-Basic                   0.10               0.14              0.20               0.39            0.05
  per Share-Diluted                 0.10               0.14              0.19               0.37            0.05
Weighted Average
Number of Shares
  Outstanding-Basic            2,226,312          2,219,700         2,219,078          2,214,448       2,208,311
  Outstanding-Diluted          2,264,065          2,263,876         2,315,149          2,290,505       2,208,311
Cash Dividend                          0                  0                 0                  0               0
At Year End:
Working Capital                1,672,945          4,020,772         3,766,986          3,435,345       2,401,904
Total Assets                  13,678,640          5,752,079         7,534,080          7,630,176       5,153,651
Total Liabilities              6,882,918          1,492,011         3,582,138          4,123,082       2,513,551
Long-Term Obligations            512,105             84,822           146,157            202,231         253,498
Shareholders' Equity           5,795,722          4,260,068         3,951,942          3,507,094       2,640,100
Market Price of                 2.88/.75          4.00/1.62        11.32/2.00           5.00/.81        1.75/.81
  Common Stock
  High-Low


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Square Two(R) operates in one business segment, the manufacture and marketing of golf equipment, including golf clubs, golf balls, golf gloves, golf bags, and, starting on December 29, 2000, golf shoes and socks. Square Two(R) markets its products primarily in the United States.

Certain information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking information that involves certain risks and uncertainties. See Item 1, Business, under caption "Special Note on Forward- Looking Statements."

Results of Operations
---------------------

         Sales
         -----

         2000 Compared to 1999
         ---------------------

In 2000, net sales were $12,510,314, versus $11,003,556 in 1999, an increase of 13.7%. Forty-six percent of this increase was the result of an increase in the volume of sales of the Square Two(R) brand of equipment, and 54% of this increase was the result of additional sales generated by the addition of the NancyLopezGolf(TM) product line. The increase in Square Two(R) brand sales arose from a higher volume of sales of the Light and Easy(TM) model of golf clubs and the successful introduction of the Kathy Whitworth monogram series of clubs.

         1999 Compared to 1998
         ---------------------

In 1999, net sales were $11,003,556, versus $11,505,000 in 1998, a decrease of 4.4%. This decrease was due to a decline in volume, primarily due to 2 customers experiencing financial difficulty, tighter credit controls and continued sluggishness in the industry, particularly in the first half of 1999.

         Gross Profit
         ------------

         2000 Compared to 1999
         ---------------------

In 2000, gross profit on sales (net sales less the cost of sales) was $4,258,480, or 34.0% of sales, an increase over the 1999 gross profit of $3,575,426, or 32.5% of sales. The increase in gross profit percentage was the result of lower material costs and the mix of products sold.

         1999 Compared to 1998
         ---------------------

Gross profit on sales in 1999 was $3,575,426, or 32.4% of sales, versus $3,837,700, or 33.4% of sales, in 1998. The decrease in gross profit percentage was due to the mix of products sold.

         Selling Expenses
         ----------------

         2000 Compared to 1999
         ---------------------

Selling expenses increased to $2,093,938 in 2000, versus $1,641,744 in 1999. This increase was primarily the result of increased salaries and wages, new costs for player endorsements (by Kathy Whitworth and Nancy Lopez), which were not incurred in 1999, increased advertising expenses and increased commissions due to higher revenue.

         1999 Compared to 1998
         ---------------------

Selling expenses in 1999 were $1,641,744, versus $1,540,048 in 1998. This increase was the result of increased product advertising expenses arising from the production and airing of the Company's first national television advertisement.

         General Administrative
         ----------------------

         2000 Compared to 1999
         ---------------------

General and Administrative expenses were $1,647,827 in 2000, versus $1,302,325 in 1999. This increase of 19.5% was the result of higher consulting expenses, legal fees, amortization of goodwill arising from the acquisition of the NancyLopezGolf(TM) product line, and bad debt expenses.

         1999 Compared to 1998
         ---------------------

General and Administrative expenses were $1,302,325 in 1999, versus $1,228,559 in 1998. This increase was the result of increased salaries and wages as well as increased legal costs associated with the preparation of player endorsement and licensing contracts.

         Interest
         --------

         2000 Compared to 1999
         ---------------------

Interest expense for 2000 was $233,385, an increase of 46.9% over the 1999 interest expense of $158,892. This increase in interest expense resulted from the higher average outstanding balance of the credit facility in 2000, when the average balance was $1,788,795, than in 1999, when the average balance was $1,622,654. The increase in the average outstanding balance on the credit facility resulted from a 4.9% increase in the average inventory balance, up to $3,146,173 in 2000 as compared to $2,990,925 in 1999. Average balances for accounts receivable in 2000 of $3,627,447 were 13.6% greater than the 1999 average balances of $3,134,017.

         1999 Compared to 1998
         ---------------------

Interest expense in 1999 was 56.9% lower than it was in 1998, or $158,892 in 1999 versus $368,285 in 1998. The average outstanding balance of the credit facility was $1,622,654 in 1999 compared to an average balance of $3,910,051 in 1998. This decrease was attributed to a 33.1% decrease in the average inventory balance of $2,977,544 in 1999 compared to an average balance of $4,452,970 in 1998. Also, average balances for accounts receivable in 1999 of $3,421,439 were 14.4% lower than the 1998 balance of $3,997,686.

         Income Taxes
         ------------

         2000 Compared to 1999
         ---------------------

In 2000, the Company had an income tax provision of $57,369, compared to $166,901 in 1999. The effective tax rate in 2000 decreased as a result of the elimination of certain reserves. (See the Notes to Financial Statements.)

         1999 Compared to 1998
         ---------------------

In 1999, the Company had an income tax provision of $166,901, compared to $254,282 in 1998.

Liquidity and Capital Resources
-------------------------------

The Company's working capital was $1,672,945 in 2000, compared to $4,020,772 for 1999, a decrease of 58.4%. This decrease was the result of an increase in current assets of $2,615,797 offset by an increase in current liabilities of $4,963,624. The increase in current assets was due mainly to increases of $917,517 in accounts receivable and of $1,491,386 in inventories, both resulting from the 2000 acquisitions of the NancyLopezGolf(TM) and Lady Fairway(TM) product lines, plus increases in prepaid expenses and deferred income tax of $146,704 and $50,400, respectively. The 2000 increase in current liabilities is due to increases of $2,686,360 in short-term borrowings and $1,447,189 in the current portion of long-term debt, both as a result of the NancyLopezGolf(TM) and Lady Fairway(TM) product line acquisitions, plus increases of $536,750 in accounts payable, $270,813 in accrued expenses and $22,512 in other current liabilities.

Cash provided by operations in 2000 was $1,483,778, compared with $2,082,656 in 1999 and $57,395 in 1998. The decrease in 2000 was due to a decrease in net income of $82,741 and rising inventory levels.

Credit Facility
---------------

The Company has a secured revolving line of credit with PNC Bank, which was amended and restated as of July 31, 2000 to allow a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases. The availability of funds under this line of credit varies because it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2000 was 9.75%. At December 31, 2000, funds available to the Company under the line of credit was approximately $895,000. The Company had no outstanding letters of credit as of December 31, 2000.

The credit facility contains certain covenants, which among other items require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 2000.

The credit facility was amended in January, 2001 to make the Company's wholly-owned subsidiary, S2 Acquisition, a co-borrower.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

Refer to the Index to Financial Statements and Financial Statement Schedule on page F-1 for the required information.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

On June 24, 1999, the Company engaged Rothstein, Kass & Company, P.C. to serve as the Company's independent auditors.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The Company's current directors and executive officers are:

NAME                         AGE                       POSITION WITH THE COMPANY
----                         ---                       -------------------------

Robert L. Ross                56             Chairman of Board and Chief Executive
                                             Officer

Douglas A. Buffington         45             Director, President, Chief Financial Officer, Chief
                                             Operating Officer and Treasurer

Randy A. Hamill               45             Senior Vice President of Manufacturing and Resources
                                             and Assistant Secretary

Richard M. Maurer             52             Director and Secretary

James E. Jones                38             Director and Vice President of Marketing

Mary Ann Jorgenson            60             Director

Nancy Lopez                   43             Director

Frederick B. Ziesenheim       74             Director

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

RANDY A. HAMILL has been Senior Vice President of the Company since July 1991 and is in charge of all manufacturing and purchasing. Effective in January 1996, Mr. Hamill became Assistant Secretary of the Company. He was Vice President of Manufacturing of the Company from 1981 to July 1991.

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

MARY ANN JORGENSON has been a director of the Company since 1992. She has been a partner with the law firm of Squire, Sanders & Dempsey L.L.P. since 1984 and has been associated since 1975 with that firm. She also serves as a director of Cedar Fair Management Company, the general partner of Cedar Fair, L.P., an owner and operator of amusement parks, and is a director of Anthony & Sylvan Pools Corporation, an installer of concrete in-ground swimming pools.

JAMES E. JONES became the Vice President of Marketing and a director of the Company on January 1, 2001. He also became the President of S2 Acquisition on January 1, 2001, following the merger of Ladies Golf with and into S2 Acquisition on December 31, 2000. Mr. Jones, the founder of Ladies Golf, was President of that company from 1993 through 2000. He was Chief Operating Officer of International Sporting Goods, a producer of a wide range of sporting goods products from 1991 until 1993, and a sales representative for the Converse Shoe Company from 1986 until 1991.

NANCY LOPEZ became a director of the Company on January 1, 2001. She has been a member of the Tour Division of the Ladies Professional Golf Association since 1977, and was inducted into the LPGA(R) Hall of Fame in 1987. She has 48 career victories including 3 major titles. Nancy Lopez was Rookie of the Year in 1978, a 4-time LPGA(R) player of the year and a 3-time Vare trophy winner for the lowest scoring average.

FREDERICK B. ZIESENHEIM has been a director of the Company since 1992. He has been with the law firm of Webb Ziesenheim Logsdon Orkin & Hanson, P.C. since 1988 and is currently Vice Chairman of its Board of Directors. Prior to combining his practice with that firm, he was President of the law firm of Buell, Ziesenheim, Beck and Alstadt, P.C., with whom he had been associated since 1958.

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Based solely on a review of copies of the forms furnished to the Company in 2000 and written representations from the Company's directors and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders in 2000 were complied with, except as set forth below.

Frederick B. Ziesenheim, a director of the Company, was awarded 400 Common Shares on July 8, 1999 as compensation for his participation in a meeting of the Company's Board of Directors; he reported such award on a Form 5 filed with the SEC on October 13, 2000.

Douglas A. Buffington, a director and President, Chief Financial Officer, Chief Operating Officer and Treasurer of the Company, was granted options to purchase 20,000 Common Shares on December 31, 2000; he reported such grant on a Form 5 filed with the SEC on March 29, 2001.

Randy A. Hamill, Senior Vice President of Manufacturing and Resources and Assistant Secretary of the Company, was granted options to purchase 5,000 Common Shares on December 31, 2000; he reported such grant on a Form 5 filed with the SEC on March 29, 2001.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 2000, 1999, and 1998 to or on behalf of Robert L. Ross, Douglas A. Buffington and Randy A. Hamill (collectively, the "Named Executives").

                                            SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                     ANNUAL COMPENSATION                     AWARDS
                                                   ----------------------                   --------
                                                                            OTHER         SECURITIES
       NAME AND                                                            ANNUAL         UNDERLYING         ALL OTHER
PRINCIPAL POSITION                 YEAR       SALARY        BONUS       COMPENSATION        OPTIONS        COMPENSATION
------------------                 ----       ------        -----       ------------        -------        ------------

Robert L. Ross,                    2000      $      0      $      0       $      0          10,000           $      0
Chief Executive Officer            1999      $      0      $      0       $      0           7,500           $      0
                                   1998      $      0      $      0       $      0               0           $      0

Douglas A. Buffington,             2000      $150,000      $ 35,000(1)    $ 19,392(5)       20,000(6)        $    975(9)
President, Chief Financial         1999      $149,808      $ 24,375(3)    $ 19,389(5)       14,375(7)        $    975(9)
Officer, Chief Operating           1998      $137,362      $  7,500(4)    $ 19,992(5)        7,500(8)        $    975(9)
Officer, and Treasurer


Randy A. Hamill,                   2000      $100,000      $ 20,000(2)    $      0           5,000(6)        $      0
Senior Vice President              1999      $100,000      $  6,250(3)    $      0           6,250(7)        $      0
of Manufacturing and               1998      $ 99,337      $  4,375(4)    $      0           4,375(8)        $      0
Resources and Assistant
Secretary

(1)      Bonus earned in 2000, paid in 2001.

(2)      Bonus earned in 2000, paid in 2000.

(3)      Bonus earned in 1999, paid in 2000.

(4)      Bonus earned in 1998, paid in 1999.

(5)      Travel/commuting expenses reimbursed by the Company.

(6)      Awarded for 2000 services, granted in 2000.

(7)      Awarded for 1999 services, granted in 2000.

(8)      Awarded for 1998 services, granted in 1999.

(9) The Company paid the $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

The following table sets forth information pertaining to stock options granted to the Named Executives in 2000.

                                                2000 OPTION GRANTS


                                   NUMBER OF              % OF TOTAL
                                   SECURITIES           OPTIONS GRANTED         EXERCISE OR
                                   UNDERLYING            TO EMPLOYEES           BASE PRICE             EXPIRATION
NAME                             OPTIONS GRANTED            IN 2000                $/SH                   DATE
----                             ---------------            -------                ----                   ----

Robert L. Ross                   10,000 (1)                  13.7%                $1.84375               none
Douglas A. Buffington            14,375 (1)                  19.8%                $1.84375 (2)           03/09/10    (3)
Douglas A. Buffington            20,000 (1)                  27.5%                $ .75 (2)              12/31/10    (3)
Randy A. Hamill                   6,250 (1)                   8.6%                $1.84375               03/09/10    (3)
Randy A. Hamill                   5,000 (1)                   6.9%                $ .75                  12/31/10    (3)

(1)      Immediately exercisable.

(2)      Upon certain changes in control, exercise price becomes $.01.

(3) If employment terminates before the expiration date, option expires 3 months after such termination.

The following table sets forth certain information pertaining to stock options held by the Named Executives as of December 31, 2000. The Named Executives exercised no options in 2000.

                                       2000 FISCAL YEAR END OPTION HOLDINGS

                                                NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                                 UNDERLYING OPTIONS                          IN-THE-MONEY OPTIONS
                                                 AT FISCAL YEAR END                          AT FISCAL YEAR END(1)
                                                 ------------------                          ---------------------
NAME                                   EXERCISABLE             UNEXERCISABLE       EXERCISABLE             UNEXERCISABLE
----                                   -----------             -------------       -----------             -------------

Robert L. Ross                            67,500                     0                $  0                    $   0
Douglas A. Buffington                     85,375                     0                $  0                    $   0
Randy A. Hamill                           59,842                     0                $  0                    $   0

(1) Calculated on the basis of the fair market value of the Common Stock of $.75 per share on December 31, 2000 less exercise price.

Compensation of Directors
-------------------------

The Company compensates its nonemployee, non-consultant directors (Mary Ann Jorgenson and Frederick B. Ziesenheim) by granting such persons shares of the Company's Common Stock having a fair market value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of Common Stock having a fair market value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

Certain Agreements
------------------

The Company entered into a new employment agreement with Douglas A. Buffington effective January 1, 1998 and terminating on December 31, 2002 unless terminated sooner as provided in the agreement. Mr. Buffington's base annual salary under the agreement was $137,500 for 1998 and $150,000 for each year thereafter. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company's Board of Directors. The agreement also provides for certain benefits, in addition to the standard Company employee fringe benefits, including but not limited to reimbursement of certain expenses and payment of premiums on a $750,000 life insurance policy with Mr. Buffington's spouse named as beneficiary. The agreement also contains "noncompetition" and "invention and secrecy" clauses.

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

On December 29, 2000, the Company and S2 Acquisition entered into an employment agreement with James E. Jones, effective as of January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement, pursuant to which Mr. Jones serves as the Vice President of Marketing of the Company and the President of S2 Acquisition. Under this agreement, Mr. Jones' annual base salary is $100,000, he may also receive grants of options to purchase shares of the Company's Common Stock, and he receives the Company's standard employee fringe benefits. The agreement also contains "noncompetition" and "invention and secrecy" clauses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ---------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 13, 2001 by (i) each person who beneficially owned 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                             AMOUNT
                                          BENEFICIALLY                 PERCENT
NAME AND ADDRESS                            OWNED(1)                 OF CLASS(1)
----------------                            --------                 -----------

L. R. Jeffrey (2)                              250,000                    7.2%
50 Gloucester Road
Summit, NJ 07901

Richard M. Maurer (3)                        1,492,696                   45.4%
Director and Secretary
Three Gateway Center
Pittsburgh, PA 15222

Robert L. Ross (4)                           1,473,596                   44.8%
Chairman of the Board
and Chief Executive Officer
Three Gateway Center
Pittsburgh, PA 15222

Mary Ann Jorgenson                              11,928                       *
Director
4900 Key Tower
127 Public Square
Cleveland, OH 44114-1304

Frederick B. Ziesenheim                         11,911                       *
Director
700 Koppers Building
436 7th Avenue
Pittsburgh, PA 15219-1818

Douglas A. Buffington                           87,375                    2.6%
President, Chief Financial
Officer, Chief Operating
Officer and Treasurer
18 Gloria Lane
Fairfield, NJ 07004

Randy A. Hamill (5)                             74,142                    2.3%
Senior Vice President
of Manufacturing and Resources
and Assistant Secretary
18 Gloria Lane
Fairfield, NJ 07004

James E. Jones                                 775,000                   24.1%
Director and Vice President
of Marketing
3803 Corporex Park Drive
Tampa, FL 33619

Brian Christopher                              225,000                    7.0%
3083 Corporex Park Drive
Tampa, FL 33619

Wesmar Partners (6)                          1,399,096                   43.4%
MR & Associates
Maurer, Ross & Co., Incorporated
Three Gateway Center
Pittsburgh, PA 15222

All directors and executive
  officers as a group (7 persons)(7)         2,527,552                   72.2%

*Less than 1%

(1) The numbers shown include shares covered by options that are currently exercisable as of March 13, 2001. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Richard M. Maurer - 67,500, Robert L. Ross - 67,500, Douglas A. Buffington - 85,375, Randy A. Hamill - 59,892 and all directors and executive officers as a group - 280,267.

(2) Does not include 730 shares owned by various members of Mr. Jeffrey's family with respect to which shares he disclaims any beneficial ownership.

(3) Includes 25,300 shares which are held directly by three trusts of which Mr. Maurer is co-trustee and with respect to which he shares voting and investment power, 1,399,096 shares owned directly by Wesmar Partners with respect to which he shares voting and investment power and 67,500 shares underlying the options held directly by Mr. Maurer. Mr. Maurer is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, and the managing general partner of Wesmar Partners.

(4) Includes 1,399,096 shares owned directly by Wesmar Partners and 67,500 shares underlying the options held by Mr. Ross. Mr. Ross is an officer, director and principal shareholder of Maurer Ross & Co., Incorporated, the general partner of MR & Associates, the managing general partner of Wesmar Partners.

(5) Does not include shares owned by various members of Mr. Hamill's family with respect to which shares Mr. Hamill disclaims any beneficial ownership.

(6) Wesmar Partners is a Delaware limited partnership whose partners are Landmark Equity Partners III, L.P., a Delaware limited partnership, and MR & Associates, a Pennsylvania limited partnership. MR & Associates is the managing partner of Wesmar Partners. Messrs. Maurer and Ross are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, a Pennsylvania corporation and the general partner of MR & Associates.

(7) Does not include shares owned by various members of a certain officer's family with respect to which shares such officer disclaims any beneficial ownership. Includes 1,399,096 shares owned directly by Wesmar Partners (See Notes 3, 4 and 6 above).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Transactions With Management and Others
---------------------------------------

During the fiscal year ended December 31, 2000, MR & Associates provided consulting services to the Company for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors, and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

Messrs. Maurer and Ross, as indirect owners of more than five percent of the Common Stock, had an interest in the Company's acquisition in July of the assets of NancyLopezGolf(TM), and acquisition in December of 2000, through S2 Acquisition, of Ladies Golf.

Nancy Lopez, a director of the Company as of January 1, 2001, is the President of Nancy Lopez Enterprises, Inc., which receives royalty payments and options to purchase Common Stock of the Company under a licensing agreement with the Company, which the Company entered into pursuant to the July 2000 transaction to acquire the assets of NancyLopezGolf(TM).

James E. Jones, a director of the Company as of January 1, 2001, became the holder of more than five percent of the Company's Common Stock and entered into an employment agreement with the Company and S2 Acquisition pursuant to the Company's acquisition of Ladies Golf in December of 2000.

During the fiscal year ended December 31, 2000, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P. ("Squire, Sanders"), of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company in various matters, including the Company's acquisitions during 2000, for which the Company said Squire, Sanders fees of $125,200 during the year.

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

(b) No reports on Form 8-K were filed for the fourth quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          S2 GOLF INC.

Dated:     March 29, 2001                 By:   /s/ DOUGLAS A. BUFFINGTON
                                             ----------------------------------
                                          Douglas A. Buffington
                                          President, Chief Financial Officer,
                                          Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                            TITLE                     DATE
             ---------                            -----                     ----

/s/ Douglas A. Buffington          Director, President, Chief             March 29, 2001
-------------------------------    Financial Officer, Chief
Douglas A. Buffington              Operating Officer and Treasurer


/s/ Robert L. Ross                 Chairman of the Board                  March 29, 2001
-------------------------------    and Chief Executive Officer
Robert L. Ross

/s/ Richard M. Maurer              Director and Secretary                 March 29, 2001
-------------------------------
Richard M. Maurer

/s/ James E. Jones                 Director and Vice President            March 29, 2001
-------------------------------
James E. Jones

/s/ Mary Ann Jorgenson             Director                               March 29, 2001
-------------------------------
Mary Ann Jorgenson

/s/ Nancy Lopez                    Director                               March 29, 2001
-------------------------------
Nancy Lopez

/s/ Frederick B. Ziesenheim        Director                               March 29, 2001
-------------------------------
Frederick B. Ziesenheim

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------


Independent Auditors' Reports                                     F-2

Balance Sheets as of December 31, 2000 and 1999                   F-4

Statements of Operations For the Years
Ended December 31, 2000, 1999 and 1998                            F-5

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                  F-6

Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2000, 1999 and 1998                      F-8

Notes to Financial Statements                                     F-9

Financial Statement Schedule II - Valuation and
Qualifying Accounts and Reserves                                 F-21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of S2 Golf Inc.

We have audited the accompanying consolidated balance sheets of S2 Golf Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows and financial statement schedule for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S2 Golf Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                              /s/Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 6, 2001

    [Letterhead of Deloitte & Touche LLP, Parsippany, New Jersey]


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of S2 Golf Inc.

We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of S2 Golf Inc. for the year ended December 31, 1998. Our audit also included the 1998 financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of S2 Golf Inc., changes in shareholders' equity and cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly the 1998 information set forth therein.

/s/Deliotte & Touche LLP

March 22, 1999

                                  S2 GOLF INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                      2000                    1999
                                                                  -----------             -----------
ASSETS

Current Assets

Cash                                                              $     9,886             $       150
Accounts Receivable - Net                                           3,567,768               2,650,197
Inventories                                                         4,046,122               2,554,736
Prepaid Expenses                                                      205,982                  59,278
Deferred Income Taxes                                                 214,000                 163,600
                                                                  -----------             -----------
             Total Current Assets                                   8,043,758               5,427,961

Plant and Equipment - Net                                             195,907                 104,476
Deferred Income Taxes                                                   6,000                  82,000
Goodwill - Net                                                      5,307,919
Other Assets - Net                                                    125,056                 137,642
                                                                  -----------             -----------

             Total Assets                                         $13,678,640             $ 5,752,079
                                                                  ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current Portion Long-Term Debt                                    $ 1,447,189             $      --
Short-Term Borrowings                                               3,460,828                 774,468
Accounts Payable                                                      936,614                 399,864
Accrued Expenses                                                      442,335                 171,522
Other Current Liabilities                                              83,847                  61,335
                                                                  -----------             -----------
             Total Current Liabilities                              6,370,813               1,407,189

Long-Term Liabilities
Long-Term Debt, less Current Portion                                  509,847
Other Long-Term Liabilities                                             2,258                  84,822
                                                                  -----------             -----------
             Total Liabilities                                      6,882,918               1,492,011


Commitments
Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Authorized
  Shares:  3,223,039 and 2,220,113 Issued and
  Outstanding at December 31, 2000 and 1999,
  Respectively                                                         32,231                  22,201
Additional Paid-in-Capital                                          6,347,757               4,042,787
Accumulated Profit                                                    415,734                 195,080
                                                                  -----------             -----------

             Total Shareholders' Equity                             6,795,722               4,260,068
                                                                  -----------             -----------
             Total Liabilities and Shareholders' Equity           $13,678,640             $ 5,752,079
                                                                  ===========             ===========







The accompanying notes are an integral part of these statements.



                                  S2 GOLF INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                           2000           1999            1998
                                                      ------------    ------------    ------------

Net Sales                                             $ 12,510,314    $ 11,003,556    $ 11,505,000
Cost of Goods Sold                                       8,251,834       7,428,130       7,667,300
                                                      ------------    ------------    ------------
Gross Profit                                             4,258,480       3,575,426       3,837,700
                                                      ------------    ------------    ------------

Operating Expenses:
Selling                                                  2,093,938       1,641,744       1,540,048
General & Administrative                                 1,647,827       1,302,325       1,228,559
                                                      ------------    ------------    ------------
Total Operating Expenses                                 3,741,765       2,944,069       2,768,607
                                                      ------------    ------------    ------------
Operating Income                                           516,715         631,357       1,069,093
                                                      ------------    ------------    ------------

Other Income (Expense)
Interest Expense                                          (233,385)       (158,892)       (368,285)
Other Income (Expense)                                      (5,307)            562          (5,678)
                                                      ------------    ------------    ------------
                                                          (238,692)       (158,330)       (373,963)
                                                      ------------    ------------    ------------

Income Before Income Taxes                                 278,023         473,027         695,130

Provision for Income Taxes                                  57,369         166,901         254,282
                                                      ------------    ------------    ------------

Net Income                                            $    220,654    $    306,126    $    440,848
                                                      ============    ============    ============


Earnings per Common Share-             Basic          $       0.10    $       0.14    $       0.20
                                                      ============    ============    ============
                                     Diluted          $       0.10    $       0.14    $       0.19
                                                      ============    ============    ============

   Weighted Average Number of
         Shares Outstanding -
                                       Basic             2,226,312       2,219,700       2,219,078
                                     Diluted             2,264,065       2,263,876       2,315,149



        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                           2000               1999               1998
                                                                       -----------        -----------        -----------
OPERATING ACTIVITIES
--------------------
    Net Income                                                         $   220,654        $   306,126        $   440,848
    Adjustments to Reconcile Net Income to
        Net Cash Provided By
        Operating Activities:
        Depreciation                                                        56,222             46,637             42,329
        Amortization                                                       108,003             16,862             14,763
        Deferred Income Taxes                                               25,600             88,428             68,885
        Issuance of Stock for Compensation                                   5,000              2,000              4,000
        Allowance for Doubtful Accounts                                    321,000            272,919           (108,368)
        Allowances for Returns                                             116,410            190,586            (10,000)
        Inventory Obsolescence Reserve                                      45,558             75,000            (60,621)
    Changes in Assets and Liabilities:
        Accounts Receivable                                                150,836            199,176            528,414
        Inventory                                                           16,529          1,010,387           (485,200)
        Prepaid Expenses                                                   (73,004)           (26,860)            12,242
        Other Assets                                                          (301)              (889)            (3,906)
        Accounts Payable                                                   454,027             75,015           (283,875)
        Accrued Expenses                                                   127,485           (116,656)           (48,731)
        Other Liabilities                                                  (90,241)           (56,075)           (53,385)
                                                                       -----------        -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,483,778          2,082,656             57,395
                                                                       -----------        -----------        -----------

INVESTING ACTIVITIES
--------------------
    Acquisitions, Net of Cash Acquired                                  (4,486,687)
    Purchase of Equipment                                                  (68,273)           (91,671)           (22,297)
                                                                       -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (4,554,960)           (91,671)           (22,297)
                                                                       -----------        -----------        -----------

FINANCING ACTIVITIES
--------------------
    Proceeds from (Repayments of) Short-Term Borrowings, net             2,285,586         (1,992,411)          (154,953)
    Proceeds from Long-Term Debt                                           900,000
    Repayments of Long-Term Debt                                          (104,668)
                                                                       -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      3,080,918         (1,992,411)          (154,953)
                                                                       -----------        -----------        -----------

INCREASE (DECREASE) IN CASH                                                  9,736             (1,426)          (119,855)

CASH - BEGINNING OF PERIOD                                                     150              1,576            121,431
                                                                       -----------        -----------        -----------

CASH - END OF PERIOD                                                   $     9,886        $       150        $     1,576
                                                                       ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------

Cash Paid During the Year For:
    Interest                                                           $   222,719        $   158,892        $   361,644
                                                                       ===========        ===========        ===========
    Income Taxes                                                       $    28,591        $    79,500        $   254,282
                                                                       ===========        ===========        ===========


        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (CONTINUED)


SUPPLEMENTAL SCHEDULES OF NON-CASH
INVESTING AND FINANCING ACTIVITES


                                                       2000                      1999               1998
                                                       ----                      ----               ----

Long-Term Debt Incurred in
  Connection with Acquisition                        $1,000,000                 $--                 $--
                                                     ==========                 =====               =====

Common Stock Issued in
    Connection with Acquisition                      $2,310,000                 $--                 $--
                                                     ==========                 =====               =====

Equipment Financed Through
   Long-Term Debt                                    $   21,730                 $--                 $--
                                                     ==========                 =====               =====



        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                                    Total
                                                  Common Stock                Additional                            Share-
                                                  ------------                 Paid In         Accumulated         holders'
                                            Shares            Amount           Capital           Profit             Equity
                                         -----------       -----------       -----------       -----------        -----------

Balance - January 1, 1998                  2,218,605       $    22,186       $ 4,036,802       $  (551,894)       $ 3,507,094

Issuance of Common Stock                         708                 7             3,993              --                4,000
Net Income 1998                                                                                    440,848            440,848
                                         -----------       -----------       -----------       -----------        -----------
Balance - December 31, 1998                2,219,313       $    22,193       $ 4,040,795       $  (111,046)       $ 3,951,942
                                         -----------       -----------       -----------       -----------        -----------

Issuance of Common Stock                         800                 8             1,992              --                2,000
Net Income 1999                                                                                    306,126            306,126
                                         -----------       -----------       -----------       -----------        -----------
Balance - December 31, 1999                2,220,113       $    22,201       $ 4,042,787       $   195,080        $ 4,260,068
                                         -----------       -----------       -----------       -----------        -----------

Issuance of Common Stock                       2,926                30             4,970                                5,000
Issuance of Common Stock
   for Acquisition                         1,000,000            10,000         2,300,000                            2,310,000
Net Income 2000                                                                                    220,654            220,654
                                         -----------       -----------       -----------       -----------        -----------
Balance - December 31, 2000                3,223,039       $    32,231       $ 6,347,757       $   415,734        $ 6,795,722
                                         ===========       ===========       ===========       ===========        ===========



        The accompanying notes are an integral part of these statements.

                                  S2 GOLF INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

S2 Golf Inc. (the "Company") was incorporated under the laws of the state of New Jersey on February 2, 1982. The Company and its subsidiary manufacture and market a proprietary line of golf equipment including golf clubs, golf bags, golf shoes, golf balls and accessories. The Company markets these products under various trade names and uses several additional trademarks.

In July 2000, the Company acquired the net assets of NancyLopezGolf (TM), a product line of The Arnold Palmer Golf Company (Note 8).

In December 2000, S2 Golf Acquisition Corp., a wholly owned subsidiary of the Company ("Acquisition Corp."), acquired all of the issued and outstanding shares of Ladies Golf Equipment Company, Inc. ("Ladies Golf") (Note 8). Acquisition Corp., which was formed in 2000, was inactive with no assets or liabilities prior to this transaction.

BASIS OF CONSOLIDATION

The consolidated balance sheets contain the accounts of S2 Golf Inc. and its wholly owned subsidiary. The related statements of operations and cash flows contain the operations of S2 Golf Inc. for each period and the operations of its wholly owned subsidiary from its date of formation in 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair value of short-term borrowings approximates their carrying value due to their variable interest rate features, which reprise quarterly. The fair value of long-term borrowings approximate their carrying value due to the interest rate which is variable based upon the prime rate.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories consist of materials, labor and manufacturing overhead.

PLANT AND EQUIPMENT

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

REVENUE RECOGNITION

The Company recognizes revenue upon the shipment of merchandise in fulfillment of orders. As of December 31, 2000 and 1999, the Company had an allowance for doubtful accounts of $320,936 and $215,000, respectively, allowance for discounts of $40,000, in each year, and an allowance for returns of $93,000 and $83,000 respectively.

ADVERTISING COSTS

The Company expenses costs of advertising as incurred. Advertising expenses included in selling expenses for the years ended December 31, 2000, 1999, and 1998 were approximately $589,000, $511,000 and $321,000, respectively.

INCOME TAXES

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial recording for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

OTHER ASSETS

Other assets principally include patents, trademarks and a covenant not to compete with a former officer of the Company. The patents and trademarks are amortized on the straight-line method over 15 years. The covenant not to compete was fully amortized in 1997. Management periodically evaluates the recoverability of intangible assets based upon current and anticipated net income and undiscounted future cash flows.

EARNINGS PER SHARE

The Company complies with SFAS No. 128, "Earnings per Share." SFAS No. 128 revises certain methodologies for computing earnings per share ("EPS") and requires the dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

RECLASSIFICATIONS

Certain reclassifications to prior years' financial statements were made in order to conform to the 2000 presentation.

2.        INVENTORIES

Inventories consists of the following components at December 31:

                                             2000                 1999
                                             ----                 ----

          Finished Goods                  $  641,522           $  638,684
          Raw Materials                    3,404,600            1,916,052
                                          ----------           ----------
                                          $4,046,122           $2,554,736
                                          ==========           ==========

3.        PLANT AND EQUIPMENT

Plant and equipment at December 31, 2000 and 1999 were as follows:

                                                                           2000             1999
                                                                       ----------        ----------

         Machinery and Equipment                                       $1,054,746        $  759,763
         Furniture and Fixtures                                            94,646            54,485
         Leasehold Improvements                                            43,554            43,554
                                                                       ----------        ----------
         Total                                                          1,192,946           857,802
         Less:  Accumulated Depreciation and Amortization                 997,039           753,326
                                                                       ----------        ----------
                                                                       $  195,907        $  104,476
                                                                       ==========        ==========

Depreciation and amortization for the years ended 2000, 1999 and 1998 was $56,222, $46,637 and $42,329, respectively.

4.       GOODWILL

Goodwill consists of the excess of cost over fair value of net assets purchased in connection with the acquisitions consummated during 2000. Goodwill is being amortized over 10 years for NancyLopezGolf(TM) and 25 years for Ladies Golf. During the year ended December 31, 2000, amortization expense was $91,304.

5.       OTHER ASSETS

Other assets consist of the following at December 31, 2000, and 1999:

                                                                        2000                   1999
                                                                      --------               --------

         Covenant Not to Compete                                      $436,277               $436,277
         Patents and Trademarks                                        223,809                223,809
         Security Deposits                                              53,613                 49,500
                                                                      --------               --------
         Total                                                         713,699                709,586
         Less:  Accumulated
         Amortization                                                  588,643                571,944
                                                                      --------               --------
                                                                      $125,056               $137,642
                                                                      ========               ========

Amortization expense for the years ended 2000, 1999, and 1998 was $16,699, $16,862, and $14,763, respectively.

6.       SHORT-TERM BORROWINGS

The Company has negotiated a new revolving line of credit with PNC Bank, National Association (the "Bank") allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, subject to various borrowing bases. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2000 was 9.75% and 8.75% as of December 31, 1999. At December 31, 2000 and 1999, unused funds available to the Company under the line of credit were approximately $895,000 and $1,259,000, respectively. There were no outstanding letters of credit as of December 31, 2000 and 1999.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder.

7.       LONG-TERM LOAN

At December 31, 2000 long-term debt consists of the following:

         Note payable in monthly installments of $25,000,                                       $  800,000
         through August 2003, plus interest at prime plus
         one and one-half percent.  The interest rate was
         11.0% at December 31, 2000

         Promissory note payable, related party                                                  1,000,000
         due on December 31, 2001 with interest of
         prime plus one fourth of one percent.  The interest rate was
         9.75% at December 31, 2000

         Other                                                                                     157,036
                                                                                                ----------
                                                                                                 1,957,036
Less current portion                                                                             1,447,189
                                                                                                ----------
                                                                                                $  509,847

Maturities of long-term debt are as follows:
               Year ending December 31,                                                         $1,447,189
                        2001                                                                       307,400
                        2002                                                                       202,447
                                                                                                ----------
                        2003                                                                    $1,957,036
                                                                                                ==========

8.       PURCHASE TRANSACTIONS

During 2000, the Company made the following acquisitions:

On July 31, 2000, the Company acquired from The Arnold Palmer Golf Company (the "Seller") substantially all of the net assets of its NancyLopezGolf (TM) division, for a cash purchase price of $4,633,333 (the "Purchase Price"). The Purchase Price was a function of projected sales volume, with a post-closing adjustment to be based on (i) changes in the net asset value between April 29, 2000 and the closing date and (ii) realization on accounts receivable in the first six months after closing. On the closing date the Company paid $3,000,000 of the Purchase Price to the Seller, using the principal amount of a $900,000 term loan extended to the Company by the Bank together with funds available under the Company's existing revolving line of credit with the Bank. On August 10, the Company, using funds available to it under an amendment to its existing revolving line of credit with the Bank, deposited $150,000 of the Purchase Price into escrow pending the final determination of the purchase price adjustment and paid to the Seller $1,009,405, representing the remaining balance of the Purchase Price adjusted pursuant to a mutual agreement of the parties in anticipation of the post-closing purchase price adjustment. The Company has allocated the excess cost over the fair value of net assets acquired to goodwill, which amounted to $2,156,369, and is being amortized on a straight line basis over a period of ten years.

The acquired assets were comprised of intellectual property, accounts receivable, inventory of golf equipment and manufacturing and other physical equipment used by the Seller in the manufacture and sale of golf clubs and other golf equipment. The Company intends to use all equipment and physical property acquired to continue manufacturing and distributing the NancyLopezGolf(TM) equipment line.

On December 29, 2000, Acquisition Corp. acquired from James E. Jones and Brian Christopher (the "Selling Shareholders") all of the issued and outstanding shares of Ladies Golf, and on December 31, 2000, Ladies Golf was merged with and into Acquisition Corp., with Acquisition Corp. as the surviving entity. The purchase price was comprised of 1,000,000 shares of Common Stock of the Company, par value $0.01 per share, and a promissory note of the Company in the principal amount of $1,000,000 with a maturity date of December 31, 2001. Consideration for the acquisition was a function of projected sales volume, with a potential post-closing adjustment in the merger consideration shares to be based on (i) realization on accounts receivable in the first six months after the effective date of the merger, and (ii) losses on non-current inventory in the first nine months after the effective date of the merger.

The Company has allocated the excess cost over the fair value of net assets acquired to goodwill, which amounted to $3,242,854 and is being amortized on a straight line basis over a period of 25 years.

The acquired assets were comprised of intellectual property, accounts receivable, inventory of Lady Fairway(TM) golf shoes and golf accessories and other physical equipment used by Ladies Golf in the design and distribution of women's golf shoes and golf accessories. The Company intends to use all equipment and physical property acquired to continue designing and distributing the Lady Fairway(TM) shoe and accessory lines.

Both acquisitions were accounted for using the purchase method of accounting. The operations of each company acquired have been included in the Company's Consolidated Statement of Operations from the respective dates of acquisitions. The purchase price was allocated to the assets and liabilities based on their estimate fair value as of the dates of acquisitions.

The following unaudited proforma consolidated results of operations are presented as if the acquisitions had been made at the beginning of the respective periods.

Year Ended December 31 (unaudited),
                                              2000                     1999
                                              ----                     ----

Net Sale                                  $18,830,000               $17,446,600
Net Loss                                     (152,000)               (1,326,000)
Basic loss per common share                      (.07)                     (.60)
Diluted loss per common share                    (.07)                     (.60)

9.             INCOME TAXES

The provision for income taxes for the years ended December 31, 2000, 1999, and 1998 consists of the following:

                                              2000                  1999                  1998
                                           ---------             ---------             ---------

Current
  Federal                                  $  13,851             $  62,173             $ 137,704
  State                                       17,918                16,300                47,693
                                           ---------             ---------             ---------
                                              31,769                78,473               185,397
                                           ---------             ---------             ---------
Deferred
  Federal                                     21,760                62,784                53,363
  State                                        3,840                25,644                15,522
                                           ---------             ---------             ---------
                                              25,600                88,428                68,885
                                           ---------             ---------             ---------
Total Provision
  for Income Taxes                         $  57,369             $ 166,901             $ 254,282
                                           =========             =========             =========

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to income is as follows:

                                              2000                  1999                  1998
                                           ---------             ---------             ---------

Federal Tax at
  Statutory Rate                           $  94,528             $ 160,829             $ 236,365
Increase (Decrease) in Taxes
Resulting From:
  Utilization of Net Operating Loss                                                      (20,734)
  Permanent Differences                                              2,081                 1,353
  State Tax, Net of Federal
    Tax Benefit                                1,806                28,382                41,722
Reversal of Reserves                         (15,665)               (8,000)
Other                                        (23,300)              (16,391)               (4,424)
                                           ---------             ---------             ---------
Total Income Tax Provision                 $  57,369             $ 166,901             $ 254,282
                                           =========             =========             =========

The tax effects of temporary differences that give rise to significant portions of the current and noncurrent deferred tax assets at December 31, 2000 and December 31, 1999 are as follows:


                                                DECEMBER 31,           DECEMBER 31,
                                                    2000                   1999
                                                 ---------              ---------

Accounts Receivable Allowances                   $ 181,000              $ 135,200
Accrued Expenses                                     9,000                  4,000
Non-Compete Agreement                               24,000                 24,400
                                                 ---------              ---------
Current Deferred Income Tax Assets               $ 214,000              $ 163,600
                                                 =========              =========

Non-Compete Agreement                            $  10,000              $  34,000
Other                                               (4,000)                48,000
                                                 ---------              ---------
Non Current Deferred Income Tax Assets           $   6,000              $  82,000
                                                 =========              =========

10.      OPERATING LEASE

The Company leases factory and office space in Fairfield, New Jersey. The Company has exercised its option to renew this lease through December 31, 2001. The annual base rent for 2001 will be $131,917. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $163,977, $152,339, and $119,269
respectively.

The Company also leases office space in Tampa, Florida. The Company has extended the lease through December 31, 2001. The annual base rent for 2001 will be $61,000. This lease was assumed as a result of the acquisition of Ladies Golf and thus no rent expense was recorded by the Company for the year ended December 31, 2000.

11.     COMMITMENTS

LICENSING AGREEMENTS

Ladies Professional Golf Association
------------------------------------

Under the terms of an agreement with the Ladies Professional Golf Association
(LPGA), the Company is obligated to pay a license and royalty fee based upon sales volume. Beginning in 1998, the minimum annual license and royalty fee is $200,000 through December 31, 2003 payable in equal quarterly installments. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000, and (D) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee. Royalty expense for years ended December 31, 2000, 1999, and 1998 was $200,000, $200,000, and
$244,829, respectively.

In addition, the Company is obligated to spend a minimum of $100,000 per year on various advertising programs and to be a "Title Sponsor" of the LPGA Teaching and Club Professionals Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through the term of the agreement.

Kathy Whitworth
---------------

In October 1999, the Company entered into an Endorsement Agreement with former LPGA Tour Golf Professional Kathy Whitworth, effective January 1, 2000 through December 31, 2005. Under the terms of the agreement, Ms. Whitworth grants the Company an exclusive license to use her name, likeness, image and personal identification, singly or in any combination, in connection with the production, marketing and sale of a "Kathy Whitworth" signature line of women's golf clubs. In addition, the Company has the right to include Ms. Whitworth in two print and one-television advertisement per year. The Company will pay Ms. Whitworth a base fee of $36,000 per year in equal quarterly payments. In addition, Ms. Whitworth will receive a royalty fee of 2% of net sales of "Kathy Whitworth" line of clubs.

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

Royalty expense under this agreement for the year ended December 31, 2000 was $61,484.

Nancy Lopez Enterprises, Inc.
-----------------------------

In July 2000, the Company entered into a licensing agreement with Nancy Lopez Enterprises, Inc., as part of the acquisition of NancyLopezGolf(TM), effective July 31, 2000 through December 31, 2007. Under the terms of the agreement, the Company must pay the licensor an annual fixed royalty in the amount of $200,000, based on reaching certain revenues for licensed products. The Company is required to pay a royalty based on a percentage of gross revenues as specified within the agreement if this amount exceeds the fixed royalty amount of $200,000. In addition, recognition of the increased value of the golfer identification resulting in achievements in certain tournaments, the Company agrees to pay bonuses to the licensor as specified within the agreement.

Royalty expense under this agreement for the year ended December 31, 2000 was $83,332.

EMPLOYMENT AGREEMENTS

The Company entered into a new employment agreement with a key executive officer effective January 1, 1998 and terminating on December 31, 2002 unless terminated sooner as provided in the agreement. The base annual salary under the agreement was $137,500 for 1998 and $150,000 for each year thereafter. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

On December 29, 2000, the Company and Acquisition Corp. entered into an employment agreement with a key executive officer effective as of January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement. Under this agreement, the key executive officer's annual base salary is $100,000 and he may also receive grants of options to purchase shares of the Company's Common Stock. The agreement also contains "non-compete" and "invention and secrecy" clauses.

OTHER LIABILITIES

Under the terms of a Separation Agreement, the Company is obligated to pay its former President $6,000 per month for a period of ten years through April 2002 as consideration for his covenant not to compete with the Company. The obligation is recorded at its present value in other current and non-current liabilities, and accrues interest at 9% per annum.

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

12.     STOCK OPTIONS AND GRANTS OF STOCK

Options have been granted to current and former officers, employees and directors of the Company at the discretion of the Company's Board of Directors. The table below summarizes all outstanding stock options.

                                              NUMBER                      AVERAGE
                                             OF SHARES                EXERCISE PRICE
                                             ---------                --------------

Outstanding at January 1, 1998                565,670                     $  3.327
  Granted                                       2,000                        4.250
                                             --------                     --------
Outstanding at December 31, 1998              567,670                        3.330
  Granted                                      28,875                        2.608
                                             --------                     --------
Outstanding at December 31, 1999              596,545                        3.295
  Granted                                      76,307                        1.394
  Cancelled                                   (10,000)                       4.375
                                             --------                     --------
Outstanding at December 31, 2000              662,852                     $  3.060
                                             ========                     ========

The Company applies the intrinsic value method in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued to employees under any of the Company's stock option plans. If compensation cost for stock option grants issued during 2000, 1999 and 1998 had been determined under the provisions of SFAS No. 123, the Company's net income would have been $177,188, $276,504 and $436,331, respectively. The Company's net income per share for basic and diluted in 2000, 1999 and 1998 would have been $.08 and $.08, $.12 and $.12, and $.20 and $.19, respectively.

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants issued under the plans in 2000, 1999 and 1998:

                                          2000                  1999                1998
                                          ----                  ----                ----

Annualized Volatility                      53%                  46%                  70%
Risk-Free Interest Rate                     5%                   5%                   5%
Expected Term of Option (in years)         3.5                  3.5                  3.5
Dividend Yield                             N/A                  N/A                  N/A

The weighted average fair values per share of stock options granted during 2000, 1999 and 1998 were $.60, $3.00 and $4.25, respectively.

The exercise price ranges for options outstanding and exercisable at December 31, 2000 were:

                                      NUMBER OF SHARES                    WEIGHTED
                                      OUTSTANDING AND                     AVERAGE
                                       EXERCISABLE AT                     EXERCISE
EXERCISE PRICE RANGE                  DECEMBER 31, 2000                    PRICE
--------------------                  -----------------                    -----

$0.50 to $2.00                               249,214                     $   1.435
$2.01 to $5.00                               413,638                         4.039
                                        ------------                     ---------
Total                                        662,852                     $   3.060
                                        ============                     =========

The Company has generally granted options that do not expire.

GRANTS OF STOCK TO DIRECTORS

The Company compensates its non-employee directors by granting such persons shares of Common Stock having a value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of Common Stock having a value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded. The value of the shares issued is charged to operations as incurred.

13.      RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2000, MR & Associates provided the Company with consulting services for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors, and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

During the fiscal years ended December 31, 2000, 1999, and 1998, the Company retained the law firm of Webb Ziesenheim Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is Vice Chairman of the Board of Directors, to represent the Company on various intellectual property matters. The Company had paid fees to Webb Ziesenheim Logsdon Orkin & Hanson, P.C. of $20,520, $22,807, and $28,122, in 2000, 1999 and 1998, respectively.

During the fiscal years ended December 31, 2000 and 1999, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company on various matters. The Company had paid Squire, Sanders & Dempsey L.L.P. $125,200 and $22,494 in 2000 and 1999 respectively.

14.            QUARTERLY SELECTED DATA (UNAUDITED)

                                              FIRST               SECOND              THIRD                 FOURTH
                                             QUARTER             QUARTER              QUARTER               QUARTER
                                             -------             -------              -------               -------
2000
Net Sales                                 $ 2,864,570          $ 3,927,376          $ 3,091,279          $ 2,627,089
Gross Profit                                  950,843            1,454,317            1,035,529              817,791
Net Income (Loss)                             114,037              288,705               60,013             (242,101)
Income per
  common and common
  equivalent share
                  Basic                           .05                  .13                  .03                (0.11)
                  Dilutive                        .05                  .13                  .03                (0.11)

1999
Net Sales                                 $ 2,675,325          $ 3,514,504          $ 2,536,905          $ 2,276,822
Gross Profit                                  816,928            1,178,702              854,025              725,771
Net Income (Loss)                               6,411              234,630               91,588              (26,503)
Income per
  common and common
  equivalent share
                  Basic                          --                    .11                  .04                 (.01)
                  Dilutive                       --                    .10                  .04                 (.01)



                                                            S2 GOLF, INC.
                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                             BALANCE AT        CHARGED TO      CHARGED                               BALANCE
                                             BEGINNING         COSTS AND       TO OTHER                              AT END
                                             OF PERIOD          EXPENSES       ACCOUNTS         DEDUCTIONS          OF PERIOD
                                             ---------          --------       --------         ----------          ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1998                             320,930           268,450           --            376,818(1)           212,562
December 31, 1999                             212,562           272,919           --            270,481(1)           215,000
December 31, 2000                             215,000           321,000           --            215,064(1)           320,936

ALLOWANCE FOR RETURNS
December 31, 1998                              88,632           135,930           --            136,562               88,000
December 31, 1999                              88,000           190,586           --            195,586               83,000
December 31, 2000                              83,000           116,410           --            106,410               93,000


ALLOWANCE FOR DISCOUNTS
December 31, 1998                              50,000           225,427           --            235,427               40,000
December 31, 1999                              40,000           236,974           --            236,974               40,000
December 31, 2000                              40,000           261,270           --            261,270               40,000


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

          10.1 First Amendment to Loan and Security Agreement between the registrant and Midlantic Bank, National Association made as of April 9, 1996.

          10.2 Second Amendment to Loan and Security Agreement between registrant and PNC Bank, National Association as successor in interest of Midlantic Bank, National Association made as of December 1, 1997 (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

          10.3 Fourth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association dated as of July 31, 2000 (incorporated by reference to Exhibit
                      10.14 to the registrant's Registration Statement No. 333-47908 on Form S-4).

          10.4 Fifth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of January 3, 2001.

          10.5 Lease Agreement between the registrant and 12 Gloria Lane Limited Partnership dated June 22, 1989 (incorporated by reference to exhibit 10.6 of the registrant's Registration Statement No. 33-37371 on Form S-3).

           10.6 Modification of Lease Agreement between the registrant and 12 Gloria Lane Industrial Partnership dated October 3, 1995 (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

           10.7 Lease Modification, Extension, Assignment, Assumption and Consent among Joel Levy as Successor Land Trustee of Trust Number One under Unrecorded Land Trust Agreement dated as of November 29, 1999, Ladies Golf Equipment Company, Inc. and S2 Golf Acquisition Corp., dated as of December 29, 2000.

           10.8 Amended and Restated Licensing Agreement between Ladies Professional Golf Association and the registrant dated January 1, 1999 (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

           10.9 Endorsement Agreement between the registrant and Kathy Whitworth dated October 13, 1999 (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

           10.10 Licensing Agreement between Nancy Lopez Enterprises, Inc. and the registrant made as of July 31, 2000.

           10.11 License Agreement between the registrant and Raymond Lanctot Ltee/Ltd. dated June 28, 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

           10.12 Asset Purchase Agreement among the registrant, APGC Holdings Company, LLC and The Arnold Palmer Golf Company dated July 31, 2000 (incorporated by reference to Exhibit
                      2.0 to the registrant's Current Report on Form 8-K reporting the event dated July 31, 2000).

           10.13 Agreement and Plan of Reorganization, dated as of June 22, 2000, among the registrant, S2 Golf Acquisition Corp., Ladies Golf Equipment Company, Inc., James E. Jones and Brian Christopher (incorporated by reference to Exhibit
                      2.0 of the registrant's Registration Statement No. 333-47908 on Form S-4).

           10.14 1992 Stock Plan for Independent Directors of S2 Golf, Inc. dated December 28, 1992 (incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on form 10-K for the year ended December 31, 1992).

           10.15**    1998 Employee Stock Plan of the registrant.

           10.16** Agreement between the registrant and Randy A. Hamill dated January 2, 1997 (incorporated by reference to Exhibit
                      10.10 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

           10.17** Employment Agreement between the registrant and Douglas A. Buffington dated January 1, 1998 (incorporated by reference to Exhibit 10.9 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

           10.18** Consulting Services Agreement between the registrant and MR & Associates made as of December 15, 2000, effective as of January 1, 2000.

           10.19** Employment Agreement among the registrant, S2 Golf Acquisition Corp. and James E. Jones dated as of January 1, 2001.

           21.0 Subsidiaries of the registrant (incorporated by reference to Exhibit 21.0 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2000).


* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act, the registrant's file number under the Securities Exchange Act is 0-14146.

** Management contract or management compensatory plan or arrangement.