Form 10-Q
period 2001-03-30
S2 GOLF INC
filed 2001-05-11
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 2001.

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

On March 30, 2001, 3,223,039 shares of common stock, $.01 par value, were issued and outstanding.

                                  S2 GOLF INC.
                                    FORM 10-Q

                    For Quarterly Period Ended March 30, 2001

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                Page Number

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets -
            March 30, 2001 and December 31, 2001                        1

         Statements of Operations -
            Three Months Ended March 30, 2001
            and March 31, 2000                                          2

         Statements of Cash Flows -
            Three Months Ended March 30, 2001
            and March 31, 2000                                          3

         Notes to Financial Statements                                  4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  5

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     6


PART II. OTHER INFORMATION                                              6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               6


SIGNATURES                                                              7

EXHIBIT INDEX                                                           8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  S2 GOLF INC.
                                 BALANCE SHEETS
                        AS OF MARCH 30, 2001 (UNAUDITED)
                         AND DECEMBER 31, 2000 (AUDITED)


                                          March 30,             December 31,
                                           2001                     2000
                                           ----                     ----
ASSETS

Current Assets
Cash                                    $    18,203           $      9,886
Accounts Receivable - Net                 4,621,028              3,567,768
Inventories                               5,060,697              4,046,122
Prepaid Expenses                            347,690                205,982
Deferred Income Taxes                       226,000                214,000
                                         ----------              ---------
          Total Current Assets           10,273,618              8,043,758

Plant and Equipment  - Net                  196,758                195,907
Non-Current Deferred Income Taxes                 0                  6,000
Goodwill                                  5,224,424              5,307,919
Other Assets Net                            121,294                125,056
                                         ----------              ---------
          Total Assets                   15,816,094             13,678,640
                                         ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term Debt           $1,307,242             $1,447,189
Short term Borrowings                     5,023,560              3,460,828
Accounts Payable                          1,514,825                936,614
Accrued Expenses                            499,578                442,335
Other Current Liabilities                    67,338                 83,847
                                         ----------              ---------
          Total Current Liabilities       8,412,543              6,370,813

Long-Term Liabilities
Long-Term Debt, less current portion        425,000                509,847
Other Long-Term Liabilities                   7,901                  2,258
Non-current Deferred Income Taxes             1,000                      0
                                         ----------              ---------
          Total Liabilities               8,846,444              6,882,918
                                         ----------              ---------
Shareholders' Equity
Common Stock, $.01 Par; 12,000,000
     Shares Authorized: 3,223,039 &
     3,223,039 Issued & Outstanding
     at March 30, 2001 and
     December 31, 2000, respectively         32,231                 32,231

Additional Paid in Capital                6,347,757              6,347,757
Retained Earnings                           589,662                415,734
                                         ----------              ---------
          Total Shareholders' Equity      6,969,650              6,795,722
                                         ----------              ---------
          Total Liabilities and
             Shareholders'
             Equity                     $15,816,094           $ 13,678,640
                                         ==========             ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 30, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                 March 30,          March 31,
                                                   2001               2000

Net Sales                                     $ 4,521,595         $ 2,864,670
Cost of Goods Sold                              2,649,891           1,913,827
                                                ---------           ---------
Gross Profit                                    1,871,704             950,843
                                                ---------           ---------

Operating Expenses:
  Selling                                         823,633             433,134
  General & Administrative                        661,459             306,153
                                                ---------           ---------
Total Operating Expenses                        1,485,092             739,287

Operating Income                                  386,612             211,556
                                                ---------           ---------
Other (Income) Expense
   Interest Expense                               109,770              20,691
   Other Income                                   (40,459)
                                                ---------           ---------
                                                   69,311              20,691
                                                ---------           ---------
Income Before Income Taxes                        317,301             190,865

Provision for Income Taxes                        143,373              76,828
                                                ---------           ---------
Net Income                                      $ 173,928          $  114,037
                                                =========          ==========
Earnings per Common Share - Basic               $    0.05          $     0.05
                                                =========          ==========
                          - Diluted             $    0.05          $     0.05
                                                =========          ==========

Weighted Average Number of Common Shares Outstanding -
                                  Basic        3,223,039            2,220,113
                                  Diluted      3,269,285            2,268,279

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  S2 GOLF INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 30, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                                             March 30,               March 31,
                                               2001                    2000
                                               ----                    ----
OPERATING ACTIVITIES

   Net Income                                $173,928                $114,037
   Adjustments to Reconcile Net
     Income to Net Cash Provided
     By Operating Activities:
          Depreciation                         26,588                  14,462
          Amortization                         91,413
          Deferred Income Taxes                (5,000)                (15,900)
          Allowance for Doubtful Accounts      60,389

   Changes in Assets and Liabilities:
          Accounts Receivable              (1,113,649)             (1,144,283)
          Inventories                      (1,014,575)               (142,727)
          Prepaid Expenses                   (141,708)                 44,841
          Other Assets                          3,762                       0
          Accounts Payable                    578,211                 629,819
          Accrued Expenses                     57,243                 111,940
          Other Current and
            Non-Current
            Liabilities                       (16,509)                (14,822)
                                           ----------              ----------

NET CASH USED IN OPERATIONS                (1,299,907)               (402,633)
                                           ----------              ----------

INVESTING ACTIVITIES
   Purchase of Equipment                      (35,357)                (25,364)
                                           ----------              ----------
FINANCING ACTIVITIES
   Repayments of long-term debt              (219,151)
   Proceeds from Revolving Line
       of Credit, Net                       1,562,732                 427,997
                                           ----------              ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES   1,343,581                 427,997
                                           ----------              ----------

INCREASE IN CASH                                8,317                       0

CASH - BEGINNING OF PERIOD                      9,886                     150
                                           ----------              ----------

CASH - END OF PERIOD                          $18,203                    $150
                                           ==========              ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Year For:
     Interest                                $138,136                 $20,691
                                           ==========              ==========
     Income Taxes                             $60,000                      $0
                                           ==========              ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of S2 Golf Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

2) INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at March 30, 2001 and December 31, 2000 consisted of the following components:

                                 3/30/01               12/31/00
                                 -------               --------

Raw Materials                   $4,261,107             $3,404,600
Finished Goods                     799,590                641,522
                                ----------             ----------
                                $5,060,697             $4,046,122
                                ==========             ==========


3) SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 8.25% as of March 30, 2001 and 9.75% as of December 31, 2000. The Company's availability on the line of credit, as of March 30, 2001, was approximately $325,130.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of March 30, 2001.

4) QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2001 will end on March 30, 2001, June 29, 2001, and September 28, 2001. The Company reports its year-end financial statements as of December 31.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-months ended March 30, 2001 were $4,521,595, compared to $2,864,670 for the same period in 2000. Management attributes this 57.8% increase in sales over the same period in the prior year primarily due to the acquisitions of the Nancy Lopez and Lady Fairway product lines. These acquisitions accounted for approximately $1,775,000 of the $1,656,925 increase, offset by a decline of approximately $118,000 in the Square Two brand. The primary reason for the decline in the Square Two brand was a softening of demand for the men's clubs. The Square Two women's clubs increased 15%.

Gross profit as a percentage of sales for the three-month period ended March 30, 2001 was 41.4%, as compared to 33.2% for the same period in 2000. Management attributes this increase to the higher margin sales of the NancyLopezGolf brand and the Lady Fairway brand along with lower component pricing for the Square Two brand.

Selling expenses for the three-month period ended March 30, 2001 were $823,633, compared to $433,134 for the same period in 2000. This three-month difference is the result of increased expenses of approximately $142,000 due to the Lady Fairway acquisition, as well as increased PGA show expense, advertising, public relations and commissions. In addition, the Company incurred player endorsements during the three-month period ended March 30, 2001 that did not exist in the three-month period ended March 31, 2000, which was approximately $50,000.

General and Administrative expenses for the three-month period ended March 30, 2001 were $661,459, compared to $306,153 for the same period in 2000. This is due primarily to increased expenses of approximately $142,000 due to Lady Fairway acquisition as well as increased salaries and wages, printing, professional and legal fees and amortization of goodwill for both NancyLopezGolf and Lady Fairway.

Interest expense for the three-month period ended March 30, 2001 was $109,770, compared to $20,691 for the same period in 2000. The average loan balance for the three-month period ended March 30,

2001 was $4,379,130 compared to an average loan balance of $1,179,442 for the three-month period ended March 31, 2000. This increase in the average outstanding balance resulted mainly from the NancyLopezGolf acquisition, as well as from increased inventory. The NancyLopezGolf acquisition, which occurred on July 31, 2000, was a cash purchase of approximately $3,645,000 after post-closing adjustments, which the Company funded with a term loan of $900,000 and the existing line of credit. Interest expense for the three-month period ended March 30, 2001 also includes $25,000 projected interest expense on the Promissory Note with a maturity date of December 31, 2001 that the Company issued in connection with the Lady Fairway acquisition.

Other Income for the three-month period ended March 30, 2001 was $40,459 compared to $0 for the same period in 2000. This increase is due to royalty income from international distributors.

The Company's net income for the three-month period ended March 30, 2001 was $173,928, compared to $114,037 for the same period in 2000. This increase is the result of a 57.8% increase in net revenue, gross margins improving to 41.4%, offset by increased sales, general and administrative, interest and other expense due to the Nancy Lopez and Lady Fairway acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $188,130 for the three-month period ended March 30, 2001. Current assets increased by $2,229,860, offset by an increase in current liabilities of $2,041,730. Accounts receivable increased by approximately $1,053,000, inventory increased by approximately $1,015,000 for the three-month period ended March 30, 2001, which was typical for the Company due to the cyclical nature of the golf industry. In addition, pepaid expenses increased approximately $142,000. The Company's short-term borrowing increased by approximately $1,563,000, which was a result of the acquisitions, as well as increased inventory. In addition, accounts payable increased by approximately $578,000 for the three-month period ended March 30, 2001.

Cash used by operations was $1,299,907 and $402,633 for the three-month period ending March 30, 2001 and March 31, 2000, respectively. Cash provided by financing activities totaled $1,343,581 for the three-month period ended March 30, 2001 and $427,997 for the same three-month period in 2000. During the three-month period ended March 30, 2001 cash used for the payment of equipment purchased was $35,357 and $25,364 respectively. Cash paid for interest charges on short and long-term borrowings was $138,136 and $20,691 for the three-month periods ended March 30, 2001 and March 31, 2000, respectively.

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

                                     S2 GOLF INC.

05/11/2001                           /s/ Douglas A. Buffington
----------                           -------------------------
Dated                                By:  Douglas A. Buffington
                                          President, Chief Financial Officer,
                                          Chief Operating Officer and Treasurer

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT*


      3.1 Amended and Restated Certificate of Incorporation of the registrant dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

      3.2 Amended and Restated Bylaws of the registrant dated December 6, 1991 (incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

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

     10.1 First Amendment to Loan and Security Agreement between the registrant and Midlantic Bank, National Association made as of April 9, 1996 (incorporated by reference to Exhibit 10.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

     10.4 Fifth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of January 3, 2001 (incorporated by reference to Exhibit 10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

     10.7 Lease Modification, Extension, Assignment, Assumption and Consent among Joel Levy as Successor Land Trustee of Trust Number One under Unrecorded Land Trust Agreement dated as of November 29, 1999, Ladies Golf Equipment Company, Inc. and S2 Golf Acquisition Corp., dated as of December 29, 2000 (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                  2000).

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

     10.10 Licensing Agreement between Nancy Lopez Enterprises, Inc. and the registrant made as of July 31, 2000 (incorporated by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

     10.14        1992 Stock Plan for Independent Directors of S2 Golf Inc.
                  dated December 28, 1992 (incorporated by reference to Exhibit
                  10.11 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

     10.15** 1998 Employee Stock Plan of the registrant (incorporated by reference to Exhibit 10.15 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.16** Agreement between the registrant and Randy A. Hamill dated January 2, 1997 (incorporated by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.17** Employment Agreement between the registrant and Douglas A. Buffington made April 3,

                  2001 and effective as of 1, 2001.

     10.18** Consulting Services Agreement between the registrant and MR & Associates made as of December 15, 2000, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.18 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.19** Employment Agreement among the registrant, S2 Golf Acquisition Corp. and James E. Jones dated as of January 1, 2001 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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