Form 10-Q
period 2001-06-30
WOMENS GOLF UNLIMITED INC
filed 2001-08-14
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-14146

                          WOMEN'S GOLF UNLIMITED, INC.
                          ----------------------------
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

                                  YES X    NO
                                     --       ---

On June 30, 2001, 3,223,039 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (Formerly known as S2 Golf Inc.)
                                    FORM 10-Q

                    For Quarterly Period Ended JUNE 30, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION                                      Page Number


Item 1.           FINANCIAL STATEMENTS

                  Balance Sheets -
                           June 30, 2001 and December 31, 2000            2

                  Statements of Operations -
                           Three Months Ended June 30, 2001
                           and June 30, 2000                              3


                  Statements of Operations -
                           Six Months Ended June 30, 2001
                           And June 30, 2000                              4

                  Statements of Cash Flows -
                           Six Months Ended June 30, 2001
                           and June 30, 2000                              5

                  Notes to Financial Statements                           6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           7

Item 3.           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                             8


PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                        9


SIGNATURES                                                                9

EXHIBIT INDEX                                                            10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                                 BALANCE SHEETS
                         AS OF JUNE 30, 2001 (UNAUDITED)
                         AND DECEMBER 31, 2000 (AUDITED)


                                                          June 30,          December 31,
                                                            2001                2000
                                                            ----                ----

ASSETS
Current Assets
Cash                                                   $     6,422         $     9,886
Accounts Receivable - Net                                4,520,298           3,567,768
Inventories                                              5,043,534           4,046,122
Prepaid Expenses                                           268,386             205,982
Deferred Income Taxes                                      226,000             214,000
                                                       -----------         -----------
          Total Current Assets                          10,064,640           8,043,758


Plant and Equipment  - Net                                 167,678             195,907
Non-Current Deferred Income Taxes                                0               6,000
Goodwill                                                 5,133,011           5,307,919
Other Assets - Net                                         118,533             125,056
                                                       -----------         -----------
          Total Assets                                 $15,483,862         $13,678,640
                                                       ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term-Debt                         $ 1,307,242         $ 1,447,189
Short -Term Borrowings                                   4,485,146           3,460,828
Accounts Payable                                         1,764,912             936,614
Accrued Expenses                                           507,857             442,335
Other Current Liabilities                                   55,771              83,847
                                                       -----------         -----------
          Total Current Liabilities                      8,120,928           6,370,813


Long-Term Liabilities
Long-Term Debt, less current portion                       350,000             509,847
Other Long-Term Liabilities                                  6,036               2,258
Non-Current Deferred Income Taxes                            1,000                   0
                                                       -----------         -----------
          Total Liabilities                              8,477,964           6,882,918
                                                       -----------         -----------


Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,223,039 & 3,223,039 Issued
     & Outstanding at June 30, 2001 and
     December 31, 2000, respectively                        32,231              32,231
Additional Paid-in Capital                               6,347,757           6,347,757
Retained Earnings                                          625,910             415,734
                                                       -----------         -----------
          Total Shareholders' Equity                     7,005,898           6,795,722
                                                       -----------         -----------

          Total Liabilities and Shareholders' Equity   $15,483,862         $13,678,640
                                                       ===========         ===========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)


                                                              June 30,          June 30,
                                                               2001               2000
                                                               ----               ----

Net Sales                                                   $ 5,402,339       $ 3,927,376
Cost of Goods Sold                                            3,055,164         2,473,059
                                                            -----------       -----------
Gross Profit                                                  2,347,175         1,454,317
                                                            -----------       -----------

Operating Expenses:
   Selling                                                    1,413,268           561,055
   General & Administrative                                     741,158           375,863
                                                            -----------       -----------
Total Operating Expenses                                      2,154,426           936,918


Operating Income                                                192,749           517,399
                                                            -----------       -----------

Other (Income) Expense
   Interest                                                     140,144            36,608
   Other                                                       (100,993)               46
                                                            -----------       -----------
                                                                 39,151            36,654
                                                            -----------       -----------

Income Before Income Taxes                                      153,598           480,745

Provision for Income Taxes                                      117,350           192,040
                                                            -----------       -----------
Net Income                                                  $    36,248       $   288,705
                                                            ===========       ===========


Earnings per Common Share - Basic                           $      0.01       $      0.13
                                                            ===========       ===========
                          - Diluted                         $      0.01       $      0.13
                                                            ===========       ===========


Weighted Average Number of Common Shares Outstanding -
                                               Basic          3,223,039         2,220,113
                                               Diluted        3,323,713         2,280,906


















         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000
                                  (UNAUDITED)


                                                                       June 30,          June 30,
                                                                        2001              2000
                                                                        ----              ----

Net Sales                                                           $ 9,923,934       $ 6,792,046
Cost of Goods Sold                                                    5,705,055         4,386,886
                                                                    -----------       -----------
Gross Profit                                                          4,218,879         2,405,160
                                                                    -----------       -----------

Operating Expenses:
   Selling                                                            2,236,901           994,189
   General & Administrative                                           1,402,617           682,016
                                                                    -----------       -----------
Total Operating Expenses                                              3,639,518         1,676,205

Operating Income                                                        579,361           728,955
                                                                    -----------       -----------

Other (Income) Expense
   Interest                                                             249,914            57,299
   Other                                                               (141,452)               46
                                                                    -----------       -----------
                                                                        108,462            57,345
                                                                    -----------       -----------

Income Before Income Taxes                                              470,899           671,610

Provision for Income Taxes                                              260,723           268,868
                                                                    -----------       -----------

Net Income                                                          $   210,176       $   402,742
                                                                    ===========       ===========


Earnings per Common Share - Basic                                   $      0.06       $      0.18
                                                                    ===========       ===========
                          - Diluted                                 $      0.06       $      0.18
                                                                    ===========       ===========

Weighted Average Number of Common Shares Outstanding -
                                                       Basic          3,223,039         2,220,113
                                                       Diluted        3,324,768         2,275,221


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000
                                  (UNAUDITED)

                                                                     June 30,        June 30,
                                                                       2001            2000
                                                                     --------        --------

OPERATING ACTIVITIES
   Net Income                                                    $   210,176       $   402,742
   Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used In) Operating Activities:
          Depreciation                                                54,168            31,564
          Amortization                                               182,826
          Deferred Income Taxes                                       (6,000)          (15,900)
          Allowance for Doubtful Accounts                            156,111
   Changes in Assets and Liabilities:
          Accounts Receivable                                     (1,108,641)         (783,554)
          Inventories                                               (997,412)         (332,181)
          Prepaid Expenses                                           (62,404)           17,519
          Other Assets                                                 6,523                 0
          Accounts Payable                                           828,298           265,012
          Accrued Expenses                                            65,522           456,609
          Other Current and Non-Current Liabilities                  (23,298)          (29,980)
                                                                 -----------       ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                           (694,131)           11,831
                                                                 -----------       ------------

NET CASH USED IN INVESTING ACTIVITIES
   Purchase of Equipment                                             (33,857)          (48,694)
                                                                 -----------       ------------

FINANCING ACTIVITIES
   Repayments of Long-Term Debt                                     (299,794)                0
   Proceeds from Revolving Line of Credit, Net                     1,024,318            36,863
                                                                 -----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            724,524            36,863
                                                                 -----------       ------------

DECREASE IN CASH                                                      (3,464)                0

CASH - BEGINNING OF PERIOD                                             9,886               150
                                                                 -----------       ------------

CASH - END OF PERIOD                                             $     6,422       $       150
                                                                 ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Period for:
     Interest                                                    $   249,914       $    57,299
                                                                 ===========       ===========
     Income Taxes                                                $   133,840       $         0
                                                                 ===========       ===========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., formerly S2 Golf Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual consolidated report on Form 10-K for the fiscal year ended December 31, 2000.

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

2)       NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories at June 30, 2001 and December 31, 2000 consisted of the following components:

                                 6/30/01                  12/31/00
                                 -------                  --------

Raw Materials                   $4,287,004              $3,404,600
Finished Goods                     756,530                 641,522
                                ----------              ----------
                                $5,043,534              $4,046,122
                                ==========              ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 7.00% as of June 30, 2001 and 9.75% as of December 31, 2000. The Company's availability on the line of credit, as of June 30, 2001, was approximately $ 1,076,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of June 30, 2001.

QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2001 will end on March 30, 2001, June 30, 2001, and September 28, 2001. The Company reports its year-end financial statements as of December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Sales for the three-month and six-month periods ended June 30, 2001 were $5,402,339 and $9,923,934 respectively, compared to $3,927,376 and $6,792,046 for the same periods in 2000. Management attributes this 46.1% increase in sales over the same period in the prior year primarily due to the acquisitions of the Nancy Lopez and Lady Fairway product lines. These acquisitions accounted for $3,576,000 of the $ 3,131,888 increase, offset by a decline of $ 442,112 in the Square Two brand. The primary reason for the decline in the Square Two brand was a softening of demand for the men's clubs. The Square Two women's clubs increased 3%.

Gross profit as a percentage of sales for the three-month and six-month periods ended June 30, 2001 was 43.4% and 42.5% respectively, as compared to 37.0% and 35.4% for the same periods in 2000. Management attributes this increase to the higher margin sales of the NancyLopezGolf brand and the Lady Fairway brand along with lower component pricing for the Square Two brand.

Selling expenses for the three-month and six-month periods ended June 30, 2001 were $1,413,268 and $2,236,901, compared to $561,055 and $994,189 for the same periods in 2000. This is the result of increased expenses of approximately $236,000 due to Lady Fairway acquisition, as well as increased television advertising, PGA show expense, and commissions. In addition, the company incurred player endorsements during the six-month period ended June 30, 2001 that did not exist in the six-month period ended June 30, 2000, which was approximately $ 100,000.

General and Administrative expenses for the three-month and six-month periods ended June 30, 2001 were $741,158 and $1,402,617 respectively, compared to $375,863 and $682,016 for the same periods in 2000. This is due primarily to increased expenses of approximately $ 419,000 due to Lady Fairway acquisition as well as increased salaries and wages, public company expense, professional and legal fees and Amortization of Goodwill for both NancyLopezGolf and Lady Fairway.

Interest expense for the three-month and six-month periods ended June 30, 2001 was $140,144 and $249,914 respectively, compared to $ 36,608 and $57,299 for the same periods in 2000. The average loan balance for the six-month period ended June 30, 2001 was $5,209,820 compared to an average loan balance of $1,333,438 for the six-month period ended June 30, 2000. The increase in the average outstanding balance resulted mainly from the NancyLopezGolf acquisition, as well as increased inventory. The NancyLopezGolf acquisition, which occurred on July 31, 2000, was a cash purchase of approximately $ 3,645,000 after post-closing adjustments, which the Company funded with a term loan of $ 900,000 and the existing line of credit. Interest expense for the six-month period ended June 30, 2001 also includes $50,000 projected interest expense on the Promissory Note with a maturity date of December 31, 2001 that the Company issued in connection with the Lady Fairway acquisition.

Other (Income)/Expense for the three-month and six-month periods ended June 30, 2001 was $100,993 and $ 141,452 respectively, compared to $0 and an expense of $46 for the same periods in 2000. This increase is due royalty income from international distributors.

The provision for income taxes was $260,723 for the six-month period ended June 30, 2001 compared to $268,868 for the same six-month period in 2000.

The Company's net income for the three-month and six-month periods ended June 30, 2001 was $36,248 and $210,176 respectively, compared to $288,705 and $402,742 for the same periods in 2000. This decrease was the result of a 46.1% increase in net revenue, gross margins improving to 42.5%, offset by increased selling, general and administrative, interest and other expense due to the Nancy Lopez and Lady Fairway acquisition.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $270,767 for the six-month period ended June 30, 2001. Current assets increased by $2,020,882, offset by an increase in current liabilities of $1,750,115. Accounts receivable increased by approximately $953,000, inventory increased by approximately $997,000, for the six-month period ended June 30, 2001, which was typical for the Company due to the cyclical nature of the Golf Industry. In addition, Prepaid expenses increased approximately $62,000. The Company's short-term borrowing increased by approximately $1,024,000, which was a result of increased inventory. In addition, accounts payable increased by approximately $828,000 for the six-month period ended June 30, 2001.

Cash used by operations was $694,131 for the six-month period ended June 30, 2001, compared to cash provided of $ 11,831 for the same period ended June 30, 2000. Cash provided by financing activities totaled $724,524 for the six-month period ended June 30, 2001 and $36,863 for the same six-month period in 2000. During the six-month period ended June 30, 2001 cash used for the payment of equipment purchased was $33,857. Interest charges on short and long-term borrowings were $249,914.




                           PART II. OTHER INFORMATION

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

                                                   WOMEN'S GOLF UNLIMITED, INC.

08/14/2001                                         /s/ Douglas A. Buffington
----------                                        ---------------------------
Dated                                              By:
                                                        Douglas A. Buffington
                                                        President and Chief
                                                        Operating Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBIT*
------                                       -----------------------


3.1        Amended and Second Restated Certificate of Incorporation of the registrant dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

3.2        Amended and Restated By-laws of the registrant dated December 6, 1991 (incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

3.3        Certificate of Amendment to the Amended and Second Restated Certificate of Incorporation of S2 Golf Inc. (incorporated by reference to Exhibit 99.0 to the registrant's Current Report on form 8-K reporting the event dated June 12, 2001).

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

10.4       Fifth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made of January
           3, 2001 (incorporated by reference to Exhibit 10.4 of the registrant's Annual Report on Form 10-K for the year ended
           December 31, 2000).




EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBIT*
------                                       -----------------------


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

10.7       Lease Modification, Extension, Assignment, Assumption and Consent among Joel Levy as Successor Land Trustee of Trust
           Number One under Unrecorded Land Trust Agreement dated as of November 29, 1999, Ladies Golf Equipment Company, Inc. and
           S2 Golf Acquisition Corp., as dated as of December 29, 2000 (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

10.14      1992 Stock Plan for Independent Directors of S2 Golf Inc. dated December 29, 1992 (incorporated by reference to Exhibit
           10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.15**    1998 Employee Stock Plan of the registrant (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).




EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBIT*
------                                       -----------------------


10.16**    Agreement between the registrant and Randy A. Hamill dated January 2, 1997 (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.17**    Employment Agreement between the registrant and Douglas A. Buffington, made April 3, 2001 and effective as of January 1,
           2001 (incorporated by reference to Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
           March 30, 2001).

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

10.20      Agreement and Plan of Merger between the registrant and S2 Golf Acquisition Corp. dated as of June 15, 2001.

*          In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**         Management contract or management compensatory plan or arrangement.
