Form 10-Q
period 2001-09-28
WOMENS GOLF UNLIMITED INC
filed 2001-11-09
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 2001.

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

On September 28, 2001, 3,224,372 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (Formerly known as S2 Golf Inc.)
                                    FORM 10-Q

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                   Page Number


Item 1.  Financial Statements
         --------------------

         Balance Sheets -
                  September 28, 2001 and December 31, 2000             2

         Statements of Operations -
                  Three Months Ended September 28, 2001
                  and September 29, 2000                               3


         Statements of Operations -
                  Nine Months Ended September 28, 2001
                  and September 29, 2000                               4

         Statements of Cash Flows -
                  Nine Months Ended September 28, 2001
                  and September 29, 2000                               5

         Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations                 7
         ---------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                             9

PART II. OTHER INFORMATION                                             9

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURES                                                             10

EXHIBIT INDEX                                                          11

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                                 BALANCE SHEETS
                      AS OF SEPTEMBER 28, 2001 (UNAUDITED)
                         AND DECEMBER 31, 2000 (AUDITED)

                                                         September 28,     December 31,
                                                              2001             2000
                                                          -----------      -----------
ASSETS
Current Assets
Cash                                                      $     3,685      $     9,886
Accounts Receivable - Net                                   2,842,075        3,567,768
Inventories                                                 4,526,075        4,046,122
Prepaid Expenses                                              321,896          205,982
Deferred Income Taxes                                         226,000          214,000
                                                          -----------      -----------
          Total Current Assets                              7,919,731        8,043,758

Plant and Equipment  - Net                                    151,410          195,907
Non-Current Deferred Income Taxes                                   0            6,000
Goodwill                                                    5,041,598        5,307,919
Other Assets Net                                              113,772          125,056
                                                          -----------      -----------

          Total Assets                                    $13,226,511      $13,678,640
                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current Portion Long Term Debt                            $ 1,307,242      $ 1,447,189
Short term Borrowings                                       3,375,218        3,460,828
Accounts Payable                                              732,486          936,614
Accrued Expenses                                              427,687          442,335
Other Current Liabilities                                      35,074           83,847
                                                          -----------      -----------
          Total Current Liabilities                         5,877,707        6,370,813

Long-Term Liabilities
Long-Term Debt, less current portion                          275,000          509,847
Other Long-Term Liabilities                                     4,225            2,258
Non-current Deferred Income Taxes                               1,000
                                                          -----------      -----------

          Total Liabilities                                 6,157,932        6,882,918
                                                          -----------      -----------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,224,372 & 3,223,039 Issued
     & Outstanding at September 28, 2001 and
     December 31, 2000, respectively                           32,244           32,231
Additional Paid in Capital                                  6,349,744        6,347,757
Retained Earnings                                             686,591          415,734
                                                          -----------      -----------

          Total Shareholders' Equity                        7,068,579        6,795,722
                                                          -----------      -----------

          Total Liabilities and Shareholders' Equity      $13,226,511      $13,678,640
                                                          ===========      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                   (UNAUDITED)


                                                           September 28,     September 29,
                                                               2001              2000
                                                            -----------       -----------

Net Sales                                                   $ 3,484,474       $ 3,091,279
Cost of Goods Sold                                            2,035,107         2,055,750
                                                            -----------       -----------
Gross Profit                                                  1,449,367         1,035,529
                                                            -----------       -----------

Operating Expenses:
   Selling                                                      705,338           530,304
   General & Administrative                                     664,519           384,066
                                                            -----------       -----------
Total Operating Expenses                                      1,369,857           914,370

Operating Income                                                 79,510           121,159
                                                            -----------       -----------

Other Income (Expenses):
   Interest Expense                                            (115,290)          (80,839)
   Other Income                                                  96,154
                                                            -----------       -----------
Total Income (Expense)                                          (19,136)          (80,839)
                                                            -----------       -----------

Income Before Income Taxes                                       60,374            40,320

Provision for Income Taxes                                         (307)          (19,693)
                                                            -----------       -----------

Net Income                                                  $    60,681       $    60,013
                                                            ===========       ===========


Earnings per Common Share  - Basic                          $      0.02       $      0.03
                                                            ===========       ===========
                           - Diluted                        $      0.02       $      0.03
                                                            ===========       ===========

Weighted Average Number of Common Shares Outstanding -
                           - Basic                            3,224,372         2,220,587
                           - Diluted                          3,327,514         2,279,424

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                   (UNAUDITED)

                                                            September 28,      September 29,
                                                                2001               2000
                                                                ----               ----

Net Sales                                                   $ 13,408,408       $  9,883,325
Cost of Goods Sold                                             7,740,162          6,442,636
                                                            ------------       ------------
Gross Profit                                                   5,668,246          3,440,689
                                                            ------------       ------------

Operating Expenses:
   Selling                                                     2,942,239          1,524,493
   General & Administrative                                    2,067,136          1,066,082
                                                            ------------       ------------
Total Operating Expenses                                       5,009,375          2,590,575

Operating Income                                                 658,871            850,114
                                                            ------------       ------------

Other Income (Expenses):
   Interest Expense                                             (365,204)          (138,136)
   Other Income                                                  237,606                (47)
                                                            ------------       ------------
Total Income (Expense)                                          (127,598)          (138,183)
                                                            ------------       ------------

Income Before Income Taxes                                       531,273            711,931

Provision for Income Taxes                                       260,416            249,175
                                                            ------------       ------------

Net Income                                                  $    270,857       $    462,756
                                                            ============       ============


Earnings per Common Share - Basic                           $       0.08       $       0.21
                                                            ============       ============
                          - Diluted                         $       0.08       $       0.20
                                                            ============       ============

Weighted Average Number of Common Shares Outstanding -
                          - Basic                              3,223,484          2,220,270
                          - Diluted                            3,327,517          2,279,107

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                   (UNAUDITED)

                                                                  September 28,    September 29,
                                                                      2001              2000
                                                                  -----------       -----------
OPERATING ACTIVITIES
   Net Income                                                     $   270,857       $   462,756
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
          Depreciation                                                 81,433            84,126
          Amortization                                                274,239
          Deferred Income Taxes                                        (6,000)          (48,900)
          Allowance for Doubtful Accounts                             221,115
          Issuance of Common Stock                                      2,000
   Changes in Assets and Liabilities:
          Accounts Receivable                                         504,578           419,536
          Inventories                                                (479,954)         (117,430)
          Prepaid Expenses                                           (115,914)          (58,781)
          Other Assets                                                 11,284
          Accounts Payable                                           (204,127)          677,420
          Accrued Expenses                                            (14,648)          288,453
          Other Current and Non-Current Liabilities                   (45,806)          (74,158)
                                                                  -----------       -----------

NET CASH PROVIDED BY OPERATIONS                                       499,057         1,633,022
                                                                  -----------       -----------

INVESTING ACTIVITIES
   Purchase of Equipment                                              (44,854)          (56,265)
   Purchase of Product Line                                                          (4,318,282)
                                                                  -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (44,854)       (4,374,547)
                                                                  -----------       -----------

FINANCING ACTIVITIES
   Repayments of long-term debt                                      (374,794)          (25,000)
   Proceeds from (payments on) Revolving Line of Credit, Net          (85,610)        2,766,525
                                                                  -----------       -----------

 NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                 (460,404)        2,741,525
                                                                  -----------       -----------

DECREASE IN CASH                                                       (6,201)

CASH - BEGINNING OF PERIOD                                              9,886               150
                                                                  -----------       -----------

CASH - END OF PERIOD                                              $     3,685       $       150
                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Year For:
     Interest                                                     $   320,517       $   110,130
                                                                  ===========       ===========
     Income Taxes                                                 $   158,868       $     8,515
                                                                  ===========       ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., formerly S2 Golf Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual consolidated report on Form 10-K for the fiscal year ended December 31, 2000.

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

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories at September 28, 2001 and December 31, 2000 consisted of the following components:

                      9/28/01        12/31/00
                      -------        --------

Raw Materials       $3,847,165      $3,404,600
Finished Goods         678,910         641,522
                    ----------      ----------
                    $4,526,075      $4,046,122
                    ==========      ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 6.25% as of September 28, 2001 and 9.75% as of December 31, 2000. The Company's remaining availability on the line of credit, as of September 28, 2001, was approximately $ 1,469,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of September 28, 2001.

QUARTERLY ENDS

The Company reports its interim financial statements as of the Friday closest to month-end of the quarter. The Company reports its year-end financial statements as of December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------
Net Sales for the three-month and nine-month periods ended September 28, 2001 were $3,484,474 and $13,408,408 respectively, compared to $3,091,279 and $9,883,325 for the same periods in 2000. Management attributes this 12.7% increase for the three-month period to the addition of NancyLopez and Lady Fairway sales of approximately $ 232,000 and $ 475,000 respectively, offset by a decrease in sales of Square Two clubs. The 35.7% increase in sales over the same period 9-month period is primarily due to the acquisitions of the Nancy Lopez and Lady Fairway product lines. These acquisitions accounted for increased sales of $1,930,000 and $2,354,000 respectively, offset by a decline of approximately $ 759,000 in the Square Two brand. The primary reason for the decline in the Square Two is due to a general slump in the equipment industry and a worsening economic climate. The NancyLopezGolf product line acquisition occurred on August 1, 2000 and the Lady Fairway acquisition was completed on December 31, 2000.

Gross profit as a percentage of sales for the three-month and nine-month periods ended September 28, 2001 was 41.6% and 42.3% respectively, as compared to 33.5% and 34.8% for the same periods in 2000. Management attributes these increases to the higher margin sales of the NancyLopezGolf brand and the Lady Fairway brand along with lower component pricing for the Square Two brand.

Selling expenses for the three-month and nine-month periods ended September 28, 2001 were $705,338 and $2,942,239, compared to $530,304 and $1,524,493 for the same periods in 2000. The three-month increase of approximately $175,000 is a result of $82,000 due to the Lady Fairway acquisition, which was not incurred in fiscal year 2000, as well as increased advertising, commissions, and player endorsements. The nine-month increase of $1,418,000 is due to the addition of Lady Fairway expenses of $ 318,000, as well as increased television advertising, national show expense, and commissions. In addition, the company incurred player endorsements during the nine-month period ended September 28, 2001, which was approximately $ 117,000 that did not exist in the first half of fiscal year 2000.

General and Administrative expenses for the three-month and nine-month periods ended September 28, 2001 were $664,519 and $2,067,136 respectively, compared to $384,066 and $1,066,082 for the same periods in 2000. The three-month increase is due to additional expenses from Lady Fairway of approximately $ 194,000, which was not incurred in fiscal year 2000, as well as increased salaries, professional and legal fees, bank charges and Amortization of Goodwill for both NancyLopezGolf and Lady Fairway. The nine-month increase is due primarily to additional expenses of approximately $ 613,000 due to Lady Fairway acquisition, which occurred on December 31, 2000, as well as increased salaries and wages, public company expense, professional and legal fees, bank charges, insurance, bad debt expense and Amortization of Goodwill for both NancyLopezGolf and Lady Fairway.

Interest expense for the three-month and nine-month periods ended September 28, 2001 was $115,290 and $365,204 respectively, compared to $ 80,839 and $138,136 for the same periods in 2000. The average loan balance for the three-month period ended September 28, 2001 was $3,733,740 compared to $1,853,079 for the same period in 2000. The average loan balance for the nine-month period ended September 28, 2001 was $4,717,793 compared to an average loan balance of $1,506,652 for the nine-month period ended September 29, 2000. The increase in the average outstanding balance resulted mainly from the NancyLopezGolf acquisition, as well as increased inventory. The NancyLopezGolf acquisition, which occurred on July 31, 2000, was a cash purchase of approximately $ 3,645,000 after post-closing adjustments, which the Company funded with a term loan of $ 900,000 and the existing line of credit. In addition, interest expense for the three and nine-month periods ended September 28, 2001 includes projected interest expense of $ 25,000 and $ 75,000 respectively on the Promissory Note with a maturity date of December 31, 2001 that the Company issued in connection with the Lady Fairway acquisition.

Other income for the three-month and nine-month periods ended September 28, 2001 was $96,154 and $237,606 respectively, compared to $0 and an expense of $47 for the same periods in 2000. This increase is due to royalty income from international distributors.

The provision for income taxes was $260,416 for the nine-month period ended September 28, 2001 compared to $249,175 for the same nine-month period in 2000.

The Company's net income for the three-month and nine-month periods ended September 28, 2001 was $60,681 and $270,857 respectively, compared to $60,013 and $462,756 for the same periods in 2000. The net income for the three-months ended September 28, 2001 was a result of increased net revenue and increased margins offset by increased selling of $ 175,000, general and administrative expense $280,000 and interest $34,000. These increases in expenses were offset by other income from international distributors that was not earned in the same period for fiscal year 2000. The nine-month decrease was the result of the company's decision to increase their television advertising budget, interest and other expenses associated with NancyLopezGolf and Lady Fairway acquisitions.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's working capital increased by $367,092 for the nine-month period ended September 28, 2001. Current assets decreased by $124,027, offset by a decrease in current liabilities of $491,119. Accounts receivable decreased by approximately $726,000, inventory increased by approximately $480,000, for the nine-month period ended September 28, 2001, which was typical for the Company due to the cyclical nature of the Golf Industry. In addition, Prepaid expenses increased approximately $116,000. The Company's short-term borrowing decreased by approximately $86,000. In addition, accounts payable decreased by approximately $202,000 and long-term debt decreased by $140,000 for the nine-month period ended September 28, 2001.

Cash provided by operations was $499,057 for the nine-month period ended September 28, 2001, compared to $ 1,633,022 for the same period ended September 29, 2000. Cash used in investing activities totaled $44,854 for the nine-months ended September 28, 2001, compared to $4,374,547 for the same period ended September 29, 2000. Cash used in financing activities totaled $460,404 for the nine-month period ended September 28, 2001 compared to $2,741,525 for the same nine-month period in 2000 was provided by $2,741,525. During the nine-month period ended September 28, 2001 cash used for the payment of equipment purchased was $44,854. Interest charges on short and long-term borrowings were $365,204.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

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

                                           WOMEN'S GOLF UNLIMITED, INC.

11/09/2001                                 /s/ Douglas A. Buffington
----------------                           -------------------------
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

3.3            Restated Certificate of Incorporation of S2 Golf Inc.
               (incorporated by reference to Exhibit 99.0 to the registrant's current report on form 8-K reporting the event dated June 12,
               2001).

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

10.17**        Employment Agreement between the registrant and Douglas A.
               Buffington, made April 3, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.17 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

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

10.20 Agreement and Plan of Merger between the registrant and S2 Golf Acquisition Corp. dated as of June 15, 2001. (incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.21 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001

 * In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

** Management contract or management compensatory plan or arrangement.