Form 10-K405
period 2001-12-31
WOMENS GOLF UNLIMITED INC
filed 2002-03-29
CIK 782126

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  Commission File
December 31, 2001                                          Number 0-14146

                          WOMEN'S GOLF UNLIMITED, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 18, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,805,508. This calculation is based upon the closing price of the registrant's common stock on March 18, 2002

The number of shares of the registrant's Common Stock outstanding as of March 18, 2002 was 3,225,173.

                                     PART I

ITEM 1.  BUSINESS
         --------

(A)  GENERAL DEVELOPMENT OF BUSINESS

Women's Golf Unlimited, Inc. (the "Company" or "Women's Golf") was incorporated under the laws of the state of New Jersey in February 1982. The Company manufactures and markets throughout the United States proprietary lines of golf equipment for women and men, including golf clubs, golf bags, golf shoes, golf balls and accessories. The Company markets these products under the trade name and trademark Square Two(R) and the trademarks NancyLopezGolf(TM), Lady Fairway(TM), and several others, including S2(R) and Posiflow(R).

The common stock of the Company (the "Common Stock") trades on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the trading symbol "GOLF."

Throughout 2001, the Company maintained and strengthened its position as a manufacturer and seller of high-quality, high-performance clubs, especially for women golfers. Golf equipment for women comprised approximately 82% of the Company's business in 2001, as compared against 65% in 1997. Two acquisitions in 2000 expanded significantly both the Company's range of golf products for women and its distribution network. In July, 2000, the Company acquired the NancyLopezGolf(TM) lines of premium golf clubs and accessories, and on December 31, 2000, the Company acquired the Lady Fairway(TM) brand of golf shoes and other accessories.

During 2001, the Company continued to improve its Square Two(R) brands of equipment, introducing the XLD line of premium titanium drivers, redesigning its Kathy Whitworth and Agree series of clubs and launching a premium line of men's clubs, the Rave II(R). During 2001 the Company improved its NancyLopezGolf(TM) brand of equipment by introducing a premium line of irons, woods and titanium drivers, the Delma(R). The Company also upgraded its NancyLopezGolf(TM) line of putters by introducing the Fame(TM) series of putters. The Company also continued its 20-year partnership with the Ladies Professional Golf Association ("LPGA(R)"), completed its first year of an endorsement agreement with Nancy Lopez as well as the second year of an endorsement agreement with Kathy Whitworth, and for a third year aired a television advertisement aimed exclusively at women. The Company's sponsorship of the Square Two(R)/LPGA(R) Custom Club Fitting Program, which began in 1993, provided a forum for design input from professional women golfers during six 2-day seminars. Cosmetic changes to the Company's lines of women's clubs continued to include greater prominence for the distinctive LPGA(R) logo, which all of the women's clubs marketed under the Square Two(R) brand carry.

Between 1997 and 2001, the Company's net sales increased from $12,073,843 to $16,144,947 and shareholders' equity increased from $3,507,094 to $6,965,015.

The Company's wholly-owned subsidiary, S2 Golf Acquisition Corp. ("S2 Acquisition"), a New Jersey corporation formed in 2000 (through which the Company acquired the Lady Fairway(TM) line of products through the December 2000 merger of Ladies Golf Equipment Company, Inc. ("Ladies Golf") with and into S2 Acquisition), was merged with and into the Company as of May 25, 2001. At present the Company has no subsidiaries.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial information about business segments in which the Company operates, see Item 8, Financial Statements and Supplementary Data.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Golf Club Design
----------------

The Company designs golf clubs for women and men of all ages, and engages in continuous processes of refining existing designs and developing new designs.

The Company employs two broad design approaches. One targets the steel shaft market, and the other targets the graphite shaft market. In recent years, the graphite shaft market has experienced tremendous growth, particularly among women. Graphite shafts are lighter than steel shafts and have greater design flexibility. The Company, recognizing that graphite has become the shaft of choice for the majority of women, has developed an extensive array of graphite shaft models.

Products
--------

The Company manufactures and markets throughout the United States proprietary lines of golf equipment under the trade name and trademark Square Two(R), and a number of other trademarks, including NancyLopezGolf(TM) and Lady Fairway(TM).

Under the Square Two(R) name, the Company manufactures and markets numerous products for women and men golfers of varying ages and abilities. These products include the ZCX-Ti(TM), Lady Ti(TM), Light & Easy(R), Power Circle(TM), Rave(R), Lady Rave(TM), Rave(R) II, Relief(TM), Rough Relief(TM), Agree(R) and Eight-is-Enough(TM) lines of golf clubs. Many of the Square Two(R) brand clubs feature cavity-back heads with dual copper sole inserts, which lower the center of gravity and expand the "sweet spot," making the clubs more forgiving.

The Relief(TM) bi-metal irons and Rave(R) and Lady Rave(TM) high-modulus graphite-shaft irons and woods feature the Company's patented Posiflow(R) weighting system, in which the shafts are matched to the player's swing speed, which reduces long-iron slices and short-iron pulls. In the Light & Easy(R) and Power Circle(TM) lines, putters have tri-metal heads that are heel-toe weighted to reduce torque on off-center hits, and drivers feature club heads made of titanium. The ZCX-Ti(TM) and Lady Ti(TM) lines feature Posiflow(R) weighting and titanium inserts for enhanced feel.

Under the NancyLopezGolf(TM) trademark, the Company markets premium golf clubs, including the Albany(R) and the Delma(R) lines and the Streak 78(R), Fame 87(R) and Debut 98(R) classically styled balata-face putters. The Company's NancyLopezGolf(TM) products also include golf balls, the LopezGrip(R) line of golf gloves, golf bags and other golf accessories.

Under the Lady Fairway(TM) line, the Company markets ladies golf shoes, including Westchester, Monte Carlo and Shaughnessy, as well as golf gloves, golf socks and other golf accessories.

Golf clubs accounted for more than 82% of the Company's revenue in 2001 and 95% in 2000 and 1999.

Manufacturing
-------------

The Company assembles its golf clubs at its facility located in Fairfield, New Jersey. The Company obtains steel shafts, grips, and accessories from various domestic and foreign shaft manufacturers, graphite shafts from sources in the People's Republic of China, Korea and the US, and finished heads from manufacturers in Taiwan, Thailand and the People's Republic of China, all of which manufacture components to the Company's design specifications.

The Company's Lady Fairway(TM) products (golf shoes, socks, gloves and other accessories) are manufactured by third-party manufacturers in the People's Republic of China, Indonesia and in the US.

Inventory and Component Supply
------------------------------

Foreign suppliers of inventory and components to the Company generally require 90- to 120-day lead times to deliver their products. The Company tries to maintain at least two sources of supply for each of the golf club shaft and golf club head products that it purchases from foreign suppliers. Domestic suppliers of shafts and grips are more plentiful and, under normal circumstances, can provide components to the Company on relatively short notice.

While the Company does not anticipate long-term shortages of components or inventory from its domestic or foreign suppliers, no assurance can be given that the Company will not experience shortages in the future. Delays are not anticipated to be longer than two weeks or to affect materially the Company's ability to deliver its products. The Company regularly evaluates alternative suppliers.

The Company purchases inventory and components through a line of credit in the amount of $8,000,000 with PNC Bank, National Association ("PNC Bank"), pursuant to which PNC Bank may make available an additional credit facility of up to

$1,750,000 in the form of standby or documentary letters of credit and demand loans. See also the discussion of "Liquidity and Capital Resources" under Item 7.

As noted below, the seasonal nature of the golf industry leads to seasonal peaks in demand for the Company's products, although manufacturing occurs throughout the year.

Market
------

The National Golf Foundation estimates that in 2001 there were 26.4 million golfers in the United States. Although the rate of growth in numbers of golfers has remained relatively flat since 1997, the general popularity of the sport of golf has created a significant market for golf clubs and other golf accessories. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

Marketing & Distribution
------------------------

Until approximately 20 years ago, top-of-the-line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off-course specialty golf shops, sporting goods retailers, discounters, mail-order houses, the Internet and infomercials account for a substantial share of sales to the golf club market.

The Company markets its products primarily through retail shops and also through private clubs. NancyLopezGolf(TM) brand clubs sell at premium price points, whereas the Square Two(R) brand products retail at mid-level price points. As of March 1, 2002, the Company had established a network of approximately 2,250 retailers with approximately 2,800 retail outlets. Each line has a comprehensive catalog for its dealers.

The golf equipment industry is one in which advertising and promotion are required to create market awareness of a company's products. Management anticipates that it will continue to need to increase its research and development efforts as well as its advertising expenditures.

In 2001, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

Competition
-----------

In general, the Company competes with manufacturers of sporting goods equipment for all phases of the recreation industry, and its business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

The golf club industry is highly competitive and is dominated principally by approximately 10 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway(R), Ping(R), Nike(R), Taylor Made(R), and Cobra/Titleist(R), possess greater financial and other resources than those of the Company. The Company competes with these entities primarily on the basis of the pricing and quality of the Company's products and services, along with the Company's position as an official sponsor of the LPGA(R).

Golf clubs are also manufactured by lesser-known, lower-volume companies who assemble clubs from components manufactured by others. While these manufacturers of clubs are generally smaller than the Company, they also compete with the Company.

Seasonality
-----------

The golf industry is seasonal. While manufacturing occurs throughout the year, demand for the Company's clubs and other golf products is greatest from March through July.

The Ladies Professional Golf Association Agreement
--------------------------------------------------

The Company has entered into an agreement with the Ladies Professional Golf Association, which grants the Company the exclusive right to use the LPGA(R) name and logo on its women's golf clubs and the nonexclusive right to use the LPGA(R) name and logo on certain of its other products, including golf bags. The Company has renewed and restated this licensing agreement effective January 1, 1999 through December 31, 2003, at which time the Company has the option to renew the agreement for two consecutive years under the same terms and conditions. The agreement entitles the Company to use the license granted on a worldwide basis. The Company is obligated to pay to the LPGA(R) a license fee and a royalty fee based on sales volume.

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

Kathy Whitworth Endorsement Agreement
-------------------------------------

The Company has entered into an Endorsement Agreement with former LPGA(R) Tour Golf Professional Kathy Whitworth, effective January 1, 2000 through December 31,

2005, pursuant to which Ms. Whitworth has granted the Company an exclusive license to use her name, likeness, image and personal identification, singly or in any combination, in connection with the production, marketing and sale of a "Kathy Whitworth" signature line of women's golf clubs. In addition, the Company has the right to include Ms. Whitworth in two print advertisements and one television advertisement per year. Ms. Whitworth also has agreed to use only the golf clubs and golf bags of the Company in any golf event, either professional or social, during the term of the agreement. She serves as a golf instructor at up to ten golf clinics per calendar year, and represents the Company, at the Company's discretion, at up to two Professional Golf Association merchandise shows each calendar year. The Company pays Ms. Whitworth a base fee of $36,000 per year in equal quarterly payments and a royalty fee of 2% of net sales of the "Kathy Whitworth" line of clubs.

Nancy Lopez License
-------------------

Under an agreement with Nancy Lopez Enterprises, Inc. ("Lopez Enterprises"), the Company has the exclusive right to use the name, signature, image and endorsement of Nancy Lopez on certain of its golf clubs and other golf equipment. This agreement is for an initial term that ends on December 31, 2007, and shall be extended automatically until December 31, 2010 unless one of the parties decides against such extension. The Company pays Lopez Enterprises an annual fixed royalty of $200,000, plus additional royalties if the sum of (i) 25% of any fees paid to the Company for sublicenses and (ii) 3% of revenues of up to $10 million for licensed products plus 3.5% of such revenues greater than $10 million exceeds the fixed royalty amount of $200,000. The Company also pays Lopez Enterprises bonuses if Ms. Lopez wins or places at least fifth in specified golf tournaments or wins other named awards, and issues Lopez Enterprises options to purchase Common Stock on the basis of the revenue for licensed products in excess of a certain threshold.

Patents and Trademarks
----------------------

The Company holds two United States patents, both of which will expire in 2013. One protects the concept of Posiflow(R) weighting in iron heads. The second protects an internal triangular reinforcement cell for metal woods.

The Company owns the rights to the following trademarks registered with the United States Patent and Trademark Office:

AGREE(R)            FAME 87(R)         ONYX(R)              S2(R)(STYLIZED)
ALBANY(R)           LADIES LONG        OUTLAST(R)           SARASOTA(R)
ALLEGRA(R)            DRIVER(R)        OPAL(R)              SQUARE TWO(R)
DARDEN(R)           LADY PETITE(R)     PCX(R)               STREAK 78(R)
DEBUT 98(R)         LIGHT & EASY(R)    POSIFLOW(R)          THORPE(R)
DELMA(R)            LOPEZGRIP(R)       RAVE(R)              TOTALLY
DEFINING THE        MELODY(R)          ROSCOE(R)              MATCHED(R)
  WOMEN'S GAME(R)   NLG(R)             ROSWELL(R)
DOMINGO(R)          NLG MATCHPLAY      S2(R)(BOUNCING
DYNA-BALANCE(R)       PROCESS(R)         BALL DESIGN)

"Square Two(R)" is registered in 23 countries. "Lady Fairway" is registered in the United Kingdom and in Sweden.

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead designs, the Company believes that it is imperative to protect the Company's trade names, trademarks and patentable inventions and designs.

Employees
---------

As of December 31, 2001, the Company employed 59 persons, including 58 full-time employees, 2 of whom were executive officers. Forty-six of these were hourly employees and 13 were management, administrative and marketing personnel. Additional hourly employees are hired during peak production periods, and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization.

The Company believes that its present staff is adequate. However, if sales of the Company's golf clubs or golf shoes should increase additional production, clerical, sales and management personnel may be necessary to meet product demand.

Special Note on Forward-Looking Statements
------------------------------------------

The business, financial condition and results of operations of the Company may be adversely affected by a number of factors. Certain statements and information contained herein reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other risks and uncertainties: the risks inherent in the development and introduction of new products; dependence on consumer tastes, which fluctuate from time to time; seasonality and prevailing weather conditions, as protracted periods of inclement weather could disrupt consumer demand for golf-related products; economic conditions as they impact the availability of discretionary income; unanticipated shortages of components or delays in component delivery; and the significant competition in the Company's line of business.

(D)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

It is impracticable for the Company to provide financial information about geographic areas. Historically, the Company's sales to foreign customers have not been material. For the fiscal year ended December 31, 2001, the Company's sales to foreign customers comprised less than 2.5% of net sales.

ITEM 2.  PROPERTIES
         ----------

The Company currently leases its manufacturing facility and sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004, comprising a total of 28,442 square feet of space. As of December 1, 2001 the Company entered into a new lease agreement for the Fairfield location for a period of three years, expiring on November 30, 2004. In December 2001, the Company consolidated the Florida customer service, sales, warehousing and distribution operations for its Lady Fairway(TM) lines with those operations conducted at its New Jersey location. The Company now maintains a small office of approximately 800 square feet in Lutz, Florida for administrative activities relating to the Lady Fairway(TM) lines.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders in the fourth quarter period of 2001.

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

                PERIODS:                            COMMON STOCK BID PRICES:
                -------                             -----------------------

                                                      HIGH              LOW
                                                      ----              ---

         2000 1st Quarter                             $2.50            $1.75
         2000 2nd Quarter                             $2.88            $1.75
         2000 3rd Quarter                             $2.75            $1.82
         2000 4th Quarter                             $1.68            $0.75
         2001 1st Quarter                             $1 06            $0.88
         2001 2nd Quarter                             $1.75            $1.29
         2001 3rd Quarter                             $2.62            $1.00
         2001 4th Quarter                             $2.00            $1.00

On March 18, 2002, the number of holders of record of the Company's Common Stock was approximately 198. No cash dividends have been paid to date and it is anticipated that cash dividends will not be paid in the near future.

In 2001, the Company issued 1,067 shares of Common Stock to Frederick B. Ziesenheim and 1,067 shares of common stock to Mary Ann Jorgenson as compensation for their service as directors of the Company and participation in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                          2001              2000              1999              1998              1997
                                          ----              ----              ----              ----              ----
OPERATING RESULTS:
Net Sales                             $16,144,947       $12,510,314       $11,003,556       $11,505,000       $12,073,843
Net Income                                164,291           220,654           306,126           440,848           855,565
Net Income
  per Share-Basic                            0.05              0.10              0.14              0.20              0.39
  per Share-Diluted                          0.05              0.10              0.14              0.19              0.37
Weighted Average
Number of Shares
  Outstanding-Basic                     3,223,850         2,226,312         2,219,700         2,219,078         2,214,448
  Outstanding-Diluted                   3,266,819         2,264,065         2,263,876         2,315,149         2,290,505
Cash Dividend                                   0                 0                 0                 0                 0
At Year End:
Working Capital                         1,988,256         1,672,945         4,020,772         3,766,986         3,435,345
Total Assets                           12,994,368        13,678,640         5,752,079         7,534,080         7,630,176
Total Liabilities                       6,031,355         6,882,918         1,492,011         3,582,138         4,123,082
Long-Term Obligations                     202,413           512,105            84,822           146,157           202,231
Shareholders' Equity                    6,963,013         6,795,722         4,260,068         3,951,942         3,507,094
Market Price of
   Common Stock
   High-Low                              2.62/.88          2.88/.75         4.00/1.62        11.32/2.00          5.00/.81

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Women's Golf Unlimited, Inc. operates in one business segment, the manufacture and marketing of golf equipment, including golf clubs, golf balls, golf gloves, golf bags, and, starting on December 29, 2000, golf shoes and socks. The Company markets its products primarily in the United States.

The Company grew substantially with its acquisitions of the Lady Fairway(TM) product line on December 31, 2000 and of the NancyLopezGolf(TM) product line in July of 2000. Taken together, these acquisitions had a material impact on the Company's results of operations, liquidity and capital resources in 2001.

Results of Operations
---------------------

The results of the Lady Fairway(TM) acquisition were first included with the Company's results in January, 2001. As the results of the NancyLopezGolf(TM) acquisition were first included with the Company's results in August, 2000, 2001 provides the first full year of revenue recognition for the NancyLopezGolf(TM) brand products. In 2001 the Company began to realize synergies from the acquisitions, through expanded and consolidated distribution networks. Management anticipates the realization of additional synergies in 2002 and beyond, as certain non-recurring costs associated with the acquisitions were paid in 2001 and the physical consolidation of sales, customer service, marketing and distribution operations occurred in December of 2001.

         Sales
         -----

         2001 Compared to 2000
         ---------------------

In 2001, net sales were $16,144,947, versus $12,510,314 in 2000. This is an increase of 29%, resulting from an increase of $4,834,633 in sales attributable to the Lady Fairway(TM) and NancyLopezGolf(TM) brand acquisitions, offset by a decrease of $1,200,000 in sales of Square Two(R) brand products due to bad weather in the spring 2001 selling season and the U.S. economic recession, both of which contributed to a poor industry environment in 2001. The Company does not have its own historical sales data to evaluate the impact of these factors on 2001 sales of the Lady Fairway(TM) and NancyLopezGolf(TM) brand products.

         2000 Compared to 1999
         ---------------------

In 2000, net sales were $12,510,314, versus $11,003,556 in 1999, an increase of 13.7%. Forty-six percent of this increase was the result of an increase in the volume of sales of the Square Two(R) brand of equipment, and 54% of this increase was the result of additional sales generated by the addition of the NancyLopezGolf(TM) product line in the last 5 months of 2000. The increase in Square Two(R) brand sales arose from a higher volume of sales of the Light & Easy(R) model of golf clubs and the successful introduction of the Kathy Whitworth monogram series of clubs.

         Gross Profit
         ------------

         2001 Compared to 2000
         ---------------------

In 2001, gross profit on sales (net sales less the cost of goods sold) was $6,775,415 or 42% of sales, an increase over the 2000 gross profit of $4,258,480 or 34% of sales. This increase in gross profit percentage was due primarily to the mix of products sold in 2001, with higher sales of products with a higher average gross profit margin. Another factor was lower material costs on golf club components.

         2000 Compared to 1999
         ---------------------

In 2000, gross profit on sales (net sales less the cost of goods sold) was $4,258,480, or 34.0% of sales, an increase over the 1999 gross profit of $3,575,426, or 32.5% of sales. The increase in gross profit percentage was the result of lower material costs and the mix of products sold.

         Selling Expenses
         ----------------

         2001 Compared to 2000
         ---------------------

Selling expenses increased to $3,495,523 in 2001, versus $2,093,938 in 2000. The primary reasons for the increase were the expenses associated with sales of the Lady Fairway(TM) brand products, payment of the royalty on NancyLopezGolf(TM) brand products for a full 12-months, heavy television advertising costs associated with promoting the NancyLopezGolf(TM) brand and higher sales commissions due to the increased volume of sales.

         2000 Compared to 1999
         ---------------------

Selling expenses increased to $2,093,938 in 2000, versus $1,641,744 in 1999. This increase was primarily the result of increased salaries and wages, new costs for player endorsements (by Kathy Whitworth and Nancy Lopez), which were not incurred in 1999, increased advertising expenses and increased commissions due to higher revenue.

         General Administrative
         ----------------------

         2001 Compared to 2000
         ---------------------

General and Administrative expenses were $2,759,711 in 2001, versus $1,647,827 in 2000. The primary reason for the increase were the non-recurring general and administrative expenses associated with the Lady Fairway(TM) acquisition not incurred in 2000, including increased legal fees, and the recording of 12-months goodwill associated with the NancyLopezGolf(TM) brand (versus 5 months of goodwill expense associated with that brand in 2000).

         2000 Compared to 1999
         ---------------------

General and Administrative expenses were $1,647,827 in 2000, versus $1,302,325 in 1999. This increase of 19.5% was the result of higher consulting expenses, legal fees, amortization of goodwill arising from the acquisition of the NancyLopezGolf(TM) product line, and bad debt expenses.

         Interest
         --------

         2001 Compared to 2000
         ---------------------

Interest expense for 2001 was $413,111, an increase of 77.0% over the 2000 interest expense of $233,385. This increase in interest expense resulted from the higher average outstanding balance of the credit facility in 2001 plus the increase of long-term debt in 2001, offset by favorable interest rates. See also the discussion of "Liquidity and Capital Resources" below.

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

         Other Income
         ------------

         2001 Compared to 2000
         ---------------------

Other Income/(Expense) for 2001 was $269,313, compared to ($5,307) in 2000. The increase is mainly due to royalty income from international distributors associated with the Square Two(R) and NancyLopezGolf(TM) products.

         Income Taxes
         ------------

         2001 Compared to 2000
         ---------------------

During 2001, the Company recorded a provision for income taxes of $212,092, compared to $57,369 in 2000. The provision for income tax as a percentage of income before taxes was 56% in 2001 as compared with 21% in 2000. The effective tax rate was higher in 2001 as compared to 2000 primarily as a result of the elimination in 2000 of certain tax reserves (related to over-accruals of corporate tax liabilities) and the amortization in 2001 of goodwill associated with the acquisition of the Lady Fairway(TM) product line, which is not deductible for tax purposes.

         2000 Compared to 1999
         ---------------------

In 2000, the Company had an income tax provision of $57,369, compared to $166,901 in 1999. The effective tax rate in 2000 decreased as a result of the elimination of certain reserves as discussed in the preceding paragraph. (See the Notes to Financial Statements.)

Liquidity and Capital Resources
-------------------------------

The Company's working capital at year end was $1,988,256 in 2001, compared to $1,672,945 for 2000, an increase of 18.9%. This increase was the result of a decrease in current assets of $226,560 offset by a decrease in current liabilities of $541,871. The decrease in current assets was due mainly to decreases of $475,203 in accounts receivable, $68,183 in prepaid expenses and $41,000 in deferred income tax, offset by increased inventory of $359,995. The 2001 decrease in current liabilities is due to decreases of $139,946 in the current portion of long-term debt, $563,425 in accounts payable, $94,025 in accrued expenses and $64,112 in other current liabilities, offset by an increase of $319,637 in short-term borrowings.

Average balances for accounts receivable in 2001 of $3,895,128 were 7.4% greater than the 2000 average balances of $3,627,447, also as a result of increased sales after the acquisitions.

Cash provided by operations in 2001 was $179,046, compared to $1,483,778 in 2000 and $2,082,656 in 1999. The decrease in net cash provided by operations is due primarily to the Company's increased inventory of approximately $389,000, which was the result of the acquisition of the Lady Fairway(TM) line of products, and the reduction of accounts payable, accrued expenses and other liabilities of approximately $724,000.

The Company's credit facility with PNC Bank (the "PNC Credit Facility") allows a revolving line of credit up to a maximum of $8,000,000 less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases, as well as up to $1,750,000 in the form of standby or documentary letters of credit and demand loans.

The availability of funds under the revolving line of credit varies because it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2001 was 5.00%. At December 31, 2001, funds available to the Company under the line of credit were approximately $679,000.

The average outstanding balance on the line of credit was $4,233,045 in 2001, up from $1,788,795 in 2000. This increase resulted from a 51.2% increase in the average inventory balance (of $4,757,047 in 2001 as compared to $3,146,173 in 2000), primarily as a result of the NancyLopezGolf(TM) and Lady Fairway(TM) brand line acquisitions.

As of December 31, 2001, the Company had no outstanding letters of credit or demand loans under the PNC Credit Facility.

The PNC Credit Facility contains certain covenants, which among other items require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was in compliance with all covenants and conditions of the facility as of December 31, 2001.

Other debt obligations of the Company, associated with the acquisitions, are a term loan from PNC Bank in the original principal amount of $900,000, of which $500,000 remained outstanding on December 31, 2001 and the final payment on which is due in mid-2003, and a promissory note payable to James E. Jones in the original principal amount of $1,000,000, the entire amount of which remained outstanding on December 31, 2001 and will become due in installments in 2002.

Accounting Policies
-------------------

The Company's accounting policies and practices are described in Note 1 to the financial statements included herein, "Summary of Significant Accounting Policies." Application of the Company's accounting policies requires judgments by management and incorporates expectations about future events. The Company has established reserves and accruals for possible losses on collection of accounts receivable as well as on obsolete inventory. Management uses all available facts and circumstances in establishing such accruals or reserves.

         Calculation of Allowances for Doubtful Accounts
         -----------------------------------------------

Management reviews on a revolving basis a schedule listing each customer account containing balances that are 90 or more days past due, and determines whether collection of each outstanding balance is anticipated. If collection is anticipated, no reserve for such account is established. If collection is questionable, management applies a reserve of between 20% and 100% of the total amount due. In determining whether to apply a reserve and if so, the amount of such reserve, management draws on its knowledge of the progress of internal collection efforts, the customer's payment history, and other information about the customer. Management also applies a reserve of 2% of accounts receivable that are up to 90 days past due.

         Calculation of Reserves for Obsolescence
         ----------------------------------------

Periodically management reviews all inventory for the purpose of evaluating current reserves for obsolescence, which is determined on the basis of historical and current sales of each product, inventory level, and other factors. A reserve of between 10% and 90% of present book value is assigned for all questionable inventory, to which is added an additional miscellaneous amount.

Certain information in the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitutes forward-looking information that involves certain risks and uncertainties. See Item 1, Business, under the caption "Special Note on Forward-Looking Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit, term loan and promissory note. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2001 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2002 would result in an increase in interest expense for the following 12 months of approximately $46,956.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See the Index to Financial Statements and Financial Statement Schedule on page F-1 for the location in this report of the financial statements and supplementary data.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The Company's current directors and executive officers are:

NAME                                        AGE                            POSITION WITH THE COMPANY
----                                        ---                            -------------------------

Robert L. Ross                               57             Chairman of the Board and Chief Executive Officer

Douglas A. Buffington                        46             Director, President, Chief Financial Officer, Chief
                                                            Operating Officer and Treasurer

Randy A. Hamill                              46             Senior Vice President of Manufacturing and Resources
                                                            and Assistant Secretary

Richard M. Maurer                            53             Director and Secretary

James E. Jones                               39             Director and Vice President of Marketing

Mary Ann Jorgenson                           61             Director

Nancy Lopez                                  44             Director

Frederick B. Ziesenheim                      75             Director

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

JAMES E. JONES became the Vice President of Marketing and a director of the Company on January 1, 2001. Mr. Jones, the founder of Ladies Golf, was President of that company from 1993 through 2000, and served as President of S2 Acquisition between the merger of Ladies Golf into S2 Acquisition at the end of December, 2000 and the merger of S2 Acquisition into the Company in May of 2001. He was Chief Operating Officer of International Sporting Goods, a producer of a wide range of sporting goods products from 1991 until 1993, and a sales representative for the Converse Shoe Company from 1986 until 1991.

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

NANCY LOPEZ became a director of the Company on January 1, 2001. She has been a member of the Tour Division of the Ladies Professional Golf Association since 1977, and was inducted into the LPGA(R) Hall of Fame in 1987. She has 48 career victories including three major titles. Nancy Lopez was Rookie of the Year in 1978, a four-time LPGA(R) player of the year and a three-time Vare trophy winner for the lowest scoring average.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Based solely on a review of copies of the forms furnished to the Company in 2001 and written representations from the Company's directors and executive officers, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them in 2001.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 2001, 2000 and 1999 to or on behalf of Robert L. Ross, Douglas A. Buffington, Randy A. Hamill and James E. Jones (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                    ANNUAL COMPENSATION                                AWARDS
                                                    -------------------                                ------
                                                                            OTHER           SECURITIES
NAME AND                                                    ANNUAL        UNDERLYING        ALL OTHER
PRINCIPAL POSITION                  YEAR     SALARY          BONUS        COMPENSATION        OPTIONS        COMPENSATION
------------------                  ----     ------          -----        ------------        -------        ------------

Robert L. Ross,                   2001      $      0      $      0        $        0               0           $     0
Chief Executive Officer           2000      $      0      $      0        $        0          10,000           $     0
                                  1999      $      0      $      0        $        0           7,500           $     0

Douglas A. Buffington,            2001      $173,073      $ 45,000(1)     $   19,829(5)       20,000(6)        $   975(9)
President, Chief Financial        2000      $150,000      $ 35,000(2)     $   19,392(5)       20,000(7)        $   975(9)
Officer, Chief Operating          1999      $149,808      $ 24,375(4)     $   19,389(5)       14,375(8)        $   975(9)
Officer, and Treasurer


Randy A. Hamill,                  2001      $116,539      $ 31,250(1)     $        0               0           $     0
Senior Vice President             2000      $100,000      $ 20,000(3)     $        0           5,000(7)        $     0
of Manufacturing and              1999      $100,000      $  6,250(4)     $        0           6,250(8)        $     0
Resources and Assistant
Secretary

James E. Jones,                   2001(10)  $100,000      $100,000        $        0               0           $     0
Vice President
of Marketing

(1)      Bonus earned in 2001, paid in 2002.

(2)      Bonus earned in 2000, paid in 2001.

(3)      Bonus earned in 2000, paid in 2000.

(4)      Bonus earned in 1999, paid in 2000.

(5)      Travel/commuting expenses reimbursed by the Company.

(6)      Awarded for 2001 services, granted in 2002.

(7)      Awarded for 2000 services, granted in 2000.

(8)      Awarded for 1999 services, granted in 2000.

(9) The Company paid the $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

(10)     Mr. Jones became an employee on January 1, 2001.

During the year 2001 no stock options were granted to the Named Executives. The following table sets forth certain information pertaining to stock options held by the Named Executives as of December 31, 2001. The Named Executives exercised no options in 2001.

                      2001 FISCAL YEAR-END OPTION HOLDINGS

                                                  NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                                   UNDERLYING OPTIONS                      IN-THE-MONEY OPTIONS
                                                   AT FISCAL YEAR-END                      AT FISCAL YEAR-END(1)
                                                   ------------------                      ---------------------
NAME                                   EXERCISABLE             UNEXERCISABLE       EXERCISABLE             UNEXERCISABLE
----                                   -----------             -------------       -----------             -------------

Robert L. Ross                            67,500                     0                $  0                    $   0
Douglas A. Buffington                     85,375                     0                $  0                    $   0
Randy A. Hamill                           59,842                     0                $  0                    $   0
James E. Jones                                 0                     0                $  0                    $   0

(1) Calculated on the basis of the fair market value of the Common Stock of $.75 per share on December 31, 2001, less exercise price.

Compensation of Directors
-------------------------

The Company compensates its non-employee, non-consultant directors (Mary Ann Jorgenson and Frederick B. Ziesenheim) by granting such persons shares of the Company's Common Stock having a fair market value of $1,000 for every meeting of the Board of Directors or committee thereof attended by such person, and shares of Common Stock having a fair market value of $500 if such person participated in a meeting by telephone. The number of shares issued is based on the closing price of the stock on the exchange where traded on the meeting date or the preceding date on which such shares were traded.

Certain Agreements
------------------

The Company entered into a new employment agreement with Douglas A. Buffington effective January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement. Mr. Buffington's base annual salary under the agreement is $175,000. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company's Board of Directors. The agreement also provides for certain benefits, in addition to the standard Company employee fringe benefits, including but not limited to reimbursement of certain expenses and payment of premiums on a $750,000 life insurance policy with Mr. Buffington's spouse named as beneficiary. The agreement also contains "noncompetition" and "invention and secrecy" clauses.

In January 1997, the Company entered into an agreement with Randy A. Hamill pursuant to which Mr. Hamill was granted an immediately exercisable option to purchase 40,000 shares of Common Stock at an exercise price of $0.9375 per share. Upon the occurrence of a change in control of the Company (as defined in the agreement) the exercise price per share for any unexercised portion of the option would be the lower of (a) (i) one cent or (ii) the lowest price greater than one cent per share that would not cause the value to Mr. Hamill of shares acquired upon exercise to be considered an "excess parachute payment" under
Section 280G of the Internal Revenue Code of 1986, as amended or (b) $0.9375. In the event that Mr. Hamill should die while employed by the Company and the Company has received $500,000 as beneficiary of a life insurance policy it maintains on Mr. Hamill's life, Mr. Hamill's estate will have the right to require the Company to purchase the option, if unexercised, for $500,000 or, subject to certain limitations, to purchase up to 39,999 shares received on exercise of the option for their fair market value at that time.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 18, 2002 by (i) each person who beneficially owned 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                             AMOUNT
                                                           BENEFICIALLY                        PERCENT
NAME AND ADDRESS                                             OWNED(1)                         OF CLASS(1)
----------------                                             --------                         -----------

L. R. Jeffrey (2)                                             250,000                            7.2%
7 Mallet Lane
Far Hills, NJ 07931

Richard M. Maurer (3)                                       1,492,696                           45.4%
Director and Secretary
Three Gateway Center
Pittsburgh, PA 15222

Robert L. Ross (4)                                          1,473,596                           44.8%
Chairman of the Board
and Chief Executive Officer
Three Gateway Center
Pittsburgh, PA 15222

Mary Ann Jorgenson                                             12,995                               *
Director
4900 Key Tower
127 Public Square
Cleveland, OH 44114-1304

Frederick B. Ziesenheim                                        12,978                               *
Director
700 Koppers Building
436 7th Avenue
Pittsburgh, PA 15219-1818

Douglas A. Buffington                                          87,375                            2.6%
President, Chief Financial
Officer, Chief Operating
Officer and Treasurer
18 Gloria Lane
Fairfield, NJ 07004

Randy A. Hamill (5)                                            74,142                            2.3%
Senior Vice President
of Manufacturing and Resources
and Assistant Secretary
18 Gloria Lane
Fairfield, NJ 07004

James E. Jones                                                775,000                           24.1%
Director and Vice President
of Marketing
3803 Corporex Park Drive
Tampa, FL 33619

Brian Christopher                                             225,000                            7.0%
3803 Corporex Park Drive
Tampa, FL 33619

Wesmar Partners (6)                                         1,399,096                           43.4%
MR & Associates
Maurer, Ross & Co., Incorporated
Three Gateway Center
Pittsburgh, PA 15222

All directors and executive
officers as a group (7 persons)(7)                          2,527,552                           72.2%

*Less than 1%.

(1) The numbers shown include shares covered by options that are currently exercisable as of March 18, 2002. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L. R. Jeffrey, Jr. - 250,000, Richard M. Maurer - 67,500, Robert L. Ross - 67,500, Douglas A. Buffington - 85,375, Randy A. Hamill - 59,892 and all directors and executive officers as a group - 280,267.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Transactions With Management and Others
---------------------------------------

During the fiscal year ended December 31, 2001, MR & Associates provided consulting services to the Company for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

Messrs. Maurer and Ross, as indirect owners of more than five percent of the Common Stock, had an interest in the Company's acquisition in July of the assets of NancyLopezGolf(TM), and acquisition in December of 2000, through S2 Acquisition, of Ladies Golf.

Nancy Lopez, a director of the Company as of January 1, 2001, is the President of Lopez Enterprises, which receives royalty payments and, if certain targets are met, options to purchase Common Stock as well as bonuses for certain tournament winnings under the licensing agreement with the Company, into which the Company entered pursuant to the July 2000 transaction to acquire the assets of NancyLopezGolf(TM). In 2001, Lopez Enterprises received royalty payments of $200,000 from the Company.

James E. Jones, a director of the Company as of January 1, 2001, became the holder of more than five percent of the Company's Common Stock and entered into an employment agreement with the Company and S2 Acquisition pursuant to the Company's acquisition of Ladies Golf in December of 2000. He is also the holder of a promissory note of the Company, as restated, in the principal amount of $1,000,000, which is due in 3 installments in 2002.

During the fiscal year ended December 31, 2001, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P. ("Squire, Sanders"), of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company in various matters for which the Company paid to Squire, Sanders fees of $49,615 during the year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

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

(b) No reports on Form 8-K were filed for the fourth quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WOMEN'S GOLF UNLIMITED, INC.

Dated:   March 29, 2002                   By:  /s/ Douglas A. Buffington
                                             ---------------------------
                                          Douglas A. Buffington
                                          President, Chief Financial Officer,
                                          Chief Operating Officer and Treasurer

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

           SIGNATURE                                   TITLE                                             DATE
           ---------                                   -----                                             ----

/s/ Douglas A. Buffington                   Director, President, Chief                               March 29, 2002
----------------------------------          Financial Officer, Chief
Douglas A. Buffington                       Operating Officer and Treasurer


/s/ Robert L. Ross                          Chairman of the Board                                    March 29, 2002
----------------------------------          and Chief Executive Officer
Robert L. Ross


/s/ Richard M. Maurer                       Director and Secretary                                   March 29, 2002
----------------------------------
Richard M. Maurer


/s/ James E. Jones                          Director and Vice President                              March 29, 2002
----------------------------------
James E. Jones


/s/ Mary Ann Jorgenson                      Director                                                 March 29, 2002
----------------------------------
Mary Ann Jorgenson


/s/ Nancy Lopez                             Director                                                 March 29, 2002
----------------------------------
Nancy Lopez

/s/ Frederick B. Ziesenheim                 Director                                                 March 29, 2002
----------------------------------
Frederick B. Ziesenheim

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



Independent Auditors' Report                                                F-2

Balance Sheets as of December 31, 2001 and 2000                             F-3

Statements of Operations for the Years
Ended December 31, 2001, 2000 and 1999                                      F-4

Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                            F-5

Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999                                F-7

Notes to Financial Statements                                        F-8 - F-18

Financial Statement Schedule II - Valuation and
Qualifying Accounts and Reserves                                           F-19

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Women's Golf Unlimited, Inc (formerly known as S2 Golf Inc.)

We have audited the accompanying balance sheets of Women's Golf Unlimited, Inc. (formerly known as S2 Golf Inc.) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity, and cash flows and financial statement schedule for each of the years in the three-year period ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Women's Golf Unlimited, Inc. (formerly known as S2 Golf Inc.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                            /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 1, 2002

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF INC.)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                        2001                        2000
                                                                        ----                        ----
ASSETS
Current Assets
Cash                                                                        $7,717                       $9,886
Accounts Receivable - Net                                                3,092,565                    3,567,768
Inventories                                                              4,406,117                    4,046,122
Prepaid Expenses                                                           137,799                      205,982
Deferred Income Taxes                                                      173,000                      214,000
                                                                  -----------------           ------------------
Total Current Assets                                                     7,817,198                    8,043,758

Plant and Equipment  - Net                                                 140,347                      195,907
Deferred Income Taxes                                                       30,000                        6,000
Goodwill - Net                                                           4,896,568                    5,307,919
Other Assets - Net                                                         110,255                      125,056
                                                                  -----------------           ------------------

Total Assets                                                           $12,994,368                  $13,678,640
                                                                  =================           ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long-Term Debt                                          $1,307,243                   $1,447,189
Short-Term Borrowings                                                    3,780,465                    3,460,828
Accounts Payable                                                           373,189                      936,614
Accrued Expenses                                                           348,310                      442,335
Other Current Liabilities                                                   19,735                       83,847
                                                                  -----------------           ------------------
Total Current Liabilities                                                5,828,942                    6,370,813

Long-Term Liabilities
Long-Term Debt, less Current Portion                                       202,413                      509,847
Other Long-Term Liabilities                                                                               2,258
                                                                  -----------------           ------------------
Total Liabilities                                                        6,031,355                    6,882,918

Commitments

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Authorized
Shares: 3,225,173 and 3,223,039 Issued and
Outstanding at December 31, 2001 and 2000,
respectively                                                                32,252                       32,231
Additional Paid-in-Capital                                               6,350,736                    6,347,757
Accumulated Profit                                                         580,025                      415,734
                                                                  -----------------           ------------------

Total Shareholders' Equity                                               6,963,013                    6,795,722
                                                                  -----------------           ------------------
Total Liabilities and Shareholders' Equity                            $ 12,994,368                 $ 13,678,640
                                                                  =================           ==================

                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001                 2000                  1999
                                                              ----                 ----                  ----
Net Sales                                                $ 16,144,947          $ 12,510,314          $ 11,003,556
Cost of Goods Sold                                          9,369,532             8,251,834             7,428,130
                                                    -----------------    ------------------     -----------------
Gross Profit                                                6,775,415             4,258,480             3,575,426
                                                    -----------------    ------------------     -----------------

Operating Expenses:
Selling                                                     3,495,523             2,093,938             1,641,744
General & Administrative                                    2,759,711             1,647,827             1,302,325
                                                    -----------------    ------------------     -----------------
Total Operating Expenses                                    6,255,234             3,741,765             2,944,069
                                                    -----------------    ------------------     -----------------
Operating Income                                              520,181               516,715               631,357
                                                    -----------------    ------------------     -----------------

Other Income (Expense)
Interest Expense                                             (413,111)             (233,385)             (158,892)
Other Income (Expense)                                        269,313                (5,307)                  562
                                                    -----------------    ------------------     -----------------
                                                             (143,798)             (238,692)             (158,330)
                                                    -----------------    ------------------     -----------------

Income Before Income Taxes                                    376,383               278,023               473,027

Provision for Income Taxes                                    212,092                57,369               166,901
                                                    -----------------    ------------------     -----------------

Net Income                                                 $  164,291            $  220,654            $  306,126
                                                    =================    ==================     =================


Earnings per Common Share - Basic                             $  0.05               $  0.10               $  0.14
                                                    =================    ==================     =================
Diluted                                                       $  0.05               $  0.10               $  0.14
                                                    =================    ==================     =================

Weighted Average Number of Shares Outstanding -
Basic                                                      3,223,850              2,226,312             2,219,700
Diluted                                                    3,266,819              2,264,065             2,263,876

                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 2001                 2000                 1999
                                                                                 ----                 ----                 ----
OPERATING ACTIVITIES
--------------------
Net Income                                                                      $164,291             $220,654             $306,126
Adjustments to Reconcile Net Income to
Net Cash Provided By
Operating Acitvities:
Depreciation                                                                     109,032               56,222               46,637
Amortization                                                                     380,396              108,003               16,862
Deferred Income Taxes                                                             63,000               25,600               88,428
Issuance of Stock for Compensation                                                 3,000                5,000                2,000
Allowance for Doubtful Accounts                                                  331,121              321,000              272,919
Allowances for Returns                                                            41,553              116,410              190,586
Inventory Obsolescence Reserve                                                    28,724               45,558               75,000
Changes in Assets and Liabilities:
Accounts Receivable                                                              102,529              150,836              199,176
Inventory                                                                       (388,719)              16,529            1,010,387
Prepaid Expenses                                                                  68,183              (73,004)             (26,860)
Other Assets                                                                        (244)                (301)                (889)
Accounts Payable                                                                (563,423)             454,027               75,015
Accrued Expenses                                                                 (94,025)             127,485             (116,656)
Other Liabilities                                                                (66,372)             (90,241)             (56,075)
                                                                         ---------------      ----------------     ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                         179,046            1,483,778            2,082,656
                                                                         ---------------      ----------------     ----------------

INVESTING ACTIVITIES
--------------------
Acquisitions, Net of Cash Acquired                                                                 (4,486,687)
Purchase of Equipment                                                            (53,472)             (68,273)             (91,671)
                                                                         ---------------      ----------------     ----------------
                 NET CASH USED IN INVESTING ACTIVITIES                           (53,472)          (4,554,960)             (91,671)
                                                                         ---------------      ----------------     ----------------

FINANCING ACTIVITIES
--------------------
Proceeds from (Repayments of) Short-Term Borrowings, Net                         319,637            2,285,586           (1,992,411)
Proceeds from Long-Term Debt                                                                          900,000
Repayments of Long-Term Debt                                                    (447,380)            (104,668)
                                                                         ---------------     -----------------     ----------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (127,743)           3,080,918           (1,992,411)
                                                                         ---------------     -----------------     ----------------

INCREASE (DECREASE) IN CASH                                                       (2,169)               9,736               (1,426)

CASH - BEGINNING OF PERIOD                                                         9,886                  150                1,576
                                                                         ---------------     -----------------     ----------------

                         CASH - END OF PERIOD                                     $7,717               $9,886                 $150
                                                                         ===============     ================      ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------
Cash Paid During the Year For:
Interest                                                                       $ 342,903             $222,719             $158,892
                                                                         ===============    ==================   ==================
Income Taxes                                                                   $ 174,368              $28,591              $79,500
                                                                         ===============    ==================   ==================

                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                            STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)

SUPPLEMENTAL SCHEDULES OF NON-CASH
INVESTING AND FINANCING ACTIVITES

                                                                       2001             2000              1999
                                                                       ----             ----              ----

Long-Term Debt Incurred in
Connection with Acquisition                                             $ -          $1,000,000           $ -
                                                                        ====         ==========           ===

Common Stock Issued in
   Connection with Acquisition                                          $ -          $2,310,000           $ -
                                                                        ====         ==========           ===

Equipment Financed Through
Long-Term Debt                                                          $ -          $   21,730           $ -
                                                                        ====         ==========           ===


                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                                TOTAL
                                              COMMON STOCK              ADDITIONAL                             SHARE-
                                              ------------                PAID-IN          ACCUMULATED        HOLDERS'
                                         SHARES            AMOUNT         CAPITAL            PROFIT            EQUITY
                                         ------            ------         -------            ------            ------
Balance - January 1, 1999               2,219,313         $22,193        $4,040,795        $(111,046)        $3,951,942

Issuance of Common Stock                      800               8             1,992                -              2,000
Net Income 1999                          --------         -------                            306,126            306,126
                                                                         ----------         --------           --------
Balance - December 31, 1999             2,220,113         $22,201        $4,042,787        $ 195,080         $4,260,068
                                        ---------         -------        ----------        ---------         ----------

Issuance of Common Stock                    2,926              30             4,970                               5,000
Issuance of Common Stock
for Acquisition                         1,000,000          10,000         2,300,000                           2,310,000
Net Income 2000                                                                               220,654           220,654
                                        ---------         -------        ----------         ---------        ----------
Balance - December 31, 2000             3,223,039         $32,231        $6,347,757         $ 415,734        $6,795,722
                                        ---------         -------        ----------         ---------        ----------

Issuance of Common Stock                    2,134              21             2,979                               3,000
Net Income 2001                                                                               164,291           164,291
                                        ---------         -------        ----------         ---------         ---------
Balance - December 31, 2001             3,225,173         $32,252        $6,350,736         $ 580,025        $6,963,013
                                        =========         =======        ==========         =========        ==========


                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Women's Golf Unlimited, Inc. (the "Company") was incorporated under the laws of the state of New Jersey on February 2, 1982. The Company manufactures and markets a proprietary line of golf equipment including golf clubs, golf bags, golf shoes, golf balls and accessories. The Company markets these products under various trade names and uses several additional trademarks.

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

REVENUE RECOGNITION

The Company recognizes revenue upon the shipment of merchandise in fulfillment of orders. As of December 31, 2001 and 2000, the Company had an allowance for doubtful accounts of $237,692 and $320,936, respectively, allowance for discounts of $40,000, in each year, and an allowance for returns of $103,393 and $93,000, respectively.

ADVERTISING COSTS

The Company expenses costs of advertising as incurred. Advertising expenses included in selling expenses for the years ended December 31, 2001, 2000, and 1999 were approximately $1,238,000, $589,000 and $511,000, respectively.

INCOME TAXES

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial recording for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicated the remaining estimated useful life of long-lived assets, such as property, plant and equipment, identifiable tangibles, and goodwill may warrant revision, or the remaining balance my not be recoverable.

RECLASSIFICATIONS

Certain reclassifications to prior years' financial statements were made in order to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for the impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is currently determining the impact of adopting of these statements on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated financial position, results of operations and cash flows.

2.       INVENTORIES

Inventories consists of the following components at December 31:

                                                                 2001              2000
                                                                 ----              ----
         Finished Goods                                       $  793,101       $  641,522
         Raw Materials                                         3,613,016        3,404,600
                                                              ----------        ---------
                                                              $4,406,117       $4,046,122
                                                              ==========       ==========

3.       PLANT AND EQUIPMENT

Plant and equipment at December 31, 2001 and 2000 were as follows:

                                                                 2001            2000
                                                                 ----            ----
         Machinery and Equipment                              $1,106,981       $1,054,746
         Furniture and Fixtures                                  103,262           94,646
         Leasehold Improvements                                   43,554           43,554
                                                              ----------       ----------
         Total                                                 1,253,797        1,192,946
         Less:  Accumulated Depreciation and Amortization      1,113,450          997,039
                                                              ----------       ----------
                                                              $  140,347       $  195,907
                                                              ==========       ==========

Depreciation for the years ended 2001, 2000 and 1999 was $109,032, $56,222 and $46,637, respectively.

4.       GOODWILL (SEE NOTE 1)

Goodwill consists of the excess of cost over fair value of net assets purchased in connection with the acquisitions consummated during 2000. Goodwill is being amortized over 10 years for NancyLopezGolf(TM) and 25 years for Ladies Golf. Amortization expense for the years ended 2001 and 2000 was $365,351 and $91,304, respectively.

5.       OTHER ASSETS

Other assets consist of the following at December 31, 2001, and 2000:

                                                                      2001              2000
                                                                      ----              ----
         Covenant Not to Compete                                    $436,277          $436,277
         Patents and Trademarks                                      223,809           223,809
         Security Deposits                                            53,858            53,613
                                                                    --------          --------
         Total                                                       713,944           713,699
         Less:  Accumulated Amortization                             603,689           588,643
                                                                    --------          --------
                                                                    $110,255          $125,056
                                                                    ========          ========

Amortization expense for the years ended 2001, 2000, and 1999 was $15,045, $16,699 and $16,862, respectively.

6.       SHORT-TERM BORROWINGS

The Company has negotiated a new revolving line of credit with PNC Bank, National Association (the "Bank") allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, subject to various borrowing bases. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2001 was 5.00% and 9.75% as of December 31, 2000. At December 31, 2001 and 2000, unused funds available to the Company under the line of credit were approximately $679,000 and $895,000, respectively. There were no outstanding letters of credit as of December 31, 2001 and 2000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under.

7.       LONG-TERM LOAN

At December 31, 2001 and 2000 long-term debt consists of the following:

                                                                                                      2001            2000
                                                                                                       ----            ----
         Note payable in monthly installments of $25,000,                                         $   500,000       $  800,000
         through August 2003, plus interest at prime plus one and one-half percent. The interest rate was 6.25% at December 31, 2001.

         Promissory note payable to a related party, installments
         of $ 250,000 on June 30, 2002, and September 30, 2002                                      1,000,000        1,000,000
         and a final payment of $ 500,000 on December 31, 2002 plus interest of prime plus one-fourth of one percent. This note was originally due on December 31, 2001. The interest rate was 5.00%
         at December 31, 2001.

         Other                                                                                          9,656          157,036
                                                                                                   ----------       ----------
                                                                                                    1,509,656        1,957,036
Less current portion                                                                                1,307,243        1,447,189
                                                                                                   ----------       ----------
                                                                                                   $  202,413       $  509,847
                                                                                                   ==========       ==========

Maturities of long-term debt are as follows:
         Year ending December 31,
                  2002        $1,307,243
                  2003           202,413
                              ----------
                              $1,509,656
                              ==========


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

On December 29, 2000, Acquisition Corp. acquired from James E. Jones and Brian Christopher (the "Selling Shareholders") all of the issued and outstanding shares of Ladies Golf, and on December 31, 2000, Ladies Golf was merged with and into Acquisition Corp., with Acquisition Corp. as the surviving entity. The purchase price was comprised of 1,000,000 shares of Common Stock of the Company, par value $0.01 per share, and a promissory note of the Company in the principal amount of $1,000,000 with a maturity date of December 31, 2001. Consideration for the acquisition was a function of projected sales volume, with a potential post-closing adjustment in the merger consideration shares to be based on (i) realization on accounts receivable in the first six months after the effective date of the merger, and (ii) losses on non-current inventory in the first nine months after the effective date of the merger. On May 25, 2001 Acquisition Corp. was merged with and into the Company, with the Company as the surviving entity.

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

Both acquisitions were accounted for using the purchase method of accounting. The operations of each company acquired have been included in the Company's Statement of Operations from the respective dates of acquisitions. The purchase price was allocated to the assets and liabilities based on their estimated fair value as of the dates of acquisitions.

The following unaudited proforma consolidated results of operations are presented as if the acquisitions had been made at the beginning of the respective periods.

                                                YEAR ENDED DECEMBER 31 (UNAUDITED),
                                                       2000                  1999
                                                       ----                  ----
Sales                                              $18,830,000           $17,446,600
Net Loss                                              (152,000)           (1,326,000)
Basic loss per common share                               (.07)                 (.60)
Diluted loss per common share                             (.07)                 (.60)



9.       INCOME TAXES

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                             2001             2000                1999
                                             ----             ----                ----
Current
Federal                                    $115,496          $13,851            $62,173
State                                        33,596           17,918             16,300
                                           --------          -------            -------
                                            149,092           31,769             78,473
                                           --------          -------            -------
Deferred
Federal                                      53,550           21,760             62,784
State                                         9,450            3,840             25,644
                                           --------          -------            -------
                                             63,000           25,600             88,428
                                           --------          -------            -------
Total Provision
for Income Taxes                           $212,092          $57,369            $166,901
                                           ========          =======            ========

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to income is as follows:

                                             2001             2000                1999
                                             ----             ----                ----
Federal Tax at
Statutory Rate                             $127,970         $ 94,528            $160,829
Increase (Decrease) in Taxes
Resulting From:
Permanent Differences                        55,419                                2,081
State Tax, Net of Federal
Tax Benefit                                  28,410            1,806              28,382
Reversal of Reserves                                         (15,665)             (8,000)
Other                                           293          (23,300)            (16,391)
                                           --------         --------            --------
Total Income Tax Provision                 $212,092         $ 57,369            $166,901
                                           ========         ========            ========

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax assets at December 31, 2001 and December 31, 2000 are as follows:

                                                        December 31,         December 31,
                                                           2001                 2000
                                                           ----                 ----
Accounts Receivable Allowances                          $152,000              $181,000
Accrued Expenses                                          14,000                 9,000
Non-Compete Agreement                                      7,000                24,000
                                                          ------               -------
Current Deferred Income Tax Assets                      $173,000              $214,000
                                                        ========              ========

Non-Compete Agreement                                    $36,000               $10,000
Other                                                     (6,000)               (4,000)
                                                          ------                -------
Non Current Deferred Income Tax Assets                   $30,000                $6,000
                                                         =======                ======

10.      OPERATING LEASE

The Company currently leases its manufacturing facility and sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004, comprising a total of 28,442 square feet of space. As of December 1, 2001 the Company entered into a new lease agreement for the Fairfield location for a period of three years, expiring on November 30, 2004. In December 2001, the Company consolidated the Lady Fairway(TM) operations into its Fairfield location. The Company maintains a small office in Lutz, Florida for the administrative office of Lady Fairway(TM) of approximately 800 square feet.

The annual total base rent for 2002 will be $192,489. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $164,697, $163,977 and $152,339,
respectively.

As of December 31, 2001, future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

         YEAR'S ENDING DECEMBER 31
         -------------------------
                2002                            192,489
                2003                            192,489
                2004                            175,574
                                                -------
                                                560,552
                                                =======

11.      COMMITMENTS

LICENSING AGREEMENTS

LADIES PROFESSIONAL GOLF ASSOCIATION
------------------------------------

Under the terms of an agreement with the Ladies Professional Golf Association ("LPGA"), the Company is obligated to pay a license and royalty fee based upon sales volume. Beginning in 1998, the minimum annual license and royalty fee is $200,000 through December 31, 2003 payable in equal quarterly installments. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year,
(B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000, and (D) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee. Royalty expense for years ended December 31, 2001, 2000 and 1999 was $200,000, $200,000 and $200,000, respectively.

In addition, the Company is obligated to spend a minimum of $100,000 per year on various advertising programs and to be a "Title Sponsor" of the LPGA Teaching and Club Professionals Division Team Classic at an annual cost of $35,000 beginning in 1999 and increasing by $2,500 per year through the term of the agreement.

Kathy Whitworth
---------------

In October 1999, the Company entered into an Endorsement Agreement with former LPGA Tour Golf Professional Kathy Whitworth, effective January 1, 2000 through December 31, 2005. Under the terms of the agreement, Ms. Whitworth grants the Company an exclusive license to use her name, likeness, image and personal identification, singly or in any combination, in connection with the production, marketing and sale of a "Kathy Whitworth" signature line of women's golf clubs. In addition, the Company has the right to include Ms. Whitworth in two print and one television advertisement per year. The Company will pay Ms. Whitworth a base fee of $36,000 per year in equal quarterly payments. In addition, Ms. Whitworth will receive a royalty fee of 2% of net sales of "Kathy Whitworth" line of clubs.

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

Royalty expense under this agreement for the years ended December 31, 2001 and 2000 was $66,695 and $61,484, respectively.

Nancy Lopez Enterprises, Inc.
-----------------------------

In July 2000, the Company entered into a licensing agreement with Nancy Lopez Enterprises, Inc., as part of the acquisition of NancyLopezGolf(TM), effective July 31, 2000 through December 31, 2007. Under the terms of the agreement, the Company must pay the licensor an annual fixed royalty in the amount of $200,000. The Company is required to pay a royalty based on percentages of sublicense fees paid to the Company and of gross revenues as specified within the agreement if the sum of these amounts exceeds the fixed royalty amount of $200,000. In addition, the Company issues stock options to the licensor if certain revenue targets are met and, in recognition of the increased value of the golfer identification resulting in achievements in certain tournaments, the Company agrees to pay bonuses to the licensor as specified within the agreement.

Royalty expense under this agreement for the years ended December 31, 2001 and 2000 was $200,000 and $83,332, respectively.

EMPLOYMENT AGREEMENTS

The Company entered into a new employment agreement with a key executive officer effective January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement. The base annual salary under the agreement is $175,000. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

On December 29, 2000, the Company entered into an employment agreement with a key executive officer effective as of January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement. Under this agreement, the key executive officer's annual base salary is $100,000 and he may also receive grants of options to purchase shares of the Company's Common Stock. The agreement also contains "non-compete" and "invention and secrecy" clauses.

OTHER LIABILITIES

Under the terms of a Separation Agreement, the Company is obligated to pay its former President $6,000 per month for a period of ten years through March 2002 as consideration for his covenant not to compete with the Company. The obligation is recorded at its present value in other current and non-current liabilities, and accrues interest at 9% per annum.

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

12.      STOCK OPTIONS AND GRANTS OF STOCK

Options have been granted to current and former officers, employees and directors of the Company at the discretion of the Company's Board of Directors. Options have also been granted in connection with endorsement agreements. The table below summarizes all outstanding stock options.

                                                                        RANGE OF         WEIGHTED
                                                          NUMBER         EXERCISE         AVERAGE
                                                        OF SHARES         PRICE        EXERCISE PRICE
                                                        ---------     --------------   --------------
Outstanding at January 1, 1999                           567,670      $0.938 - $5.00      3.330
Granted                                                   28,875      $2.313 - $3.00      2.608
                                                         -------      ---------------    ------
Outstanding at December 31, 1999                         596,545      $0.938 - $5.0       3.295
Granted                                                   76,307      $0.750 - $2.563     1.479
Cancelled                                                (10,000)     ($4.375)           (4.375)
                                                         -------      ---------------    ------
Outstanding at December 31, 2000                         662,852      $0.750 - $5.00      3.070
Granted                                                    4,687      $1.250 - $1.650     1.432
                                                         -------      ---------------    ------
Outstanding at December 31, 2001                         667,539      $0.075 - $5.000    $3.058
                                                         =======      ===============    ======

The Company applies the intrinsic value method in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued to employees under any of the Company's stock option plans. If compensation cost for stock option grants issued during 2001, 2000 and 1999 had been determined under the provisions of SFAS No. 123, the Company's net income would have been $164,291 $177,188, and $276,504, respectively. The Company's net income per share for basic and diluted in 2001, 2000 and 1999 would have been $.05, $.08, and $.12, respectively.

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants issued under the plans in 2001, 2000 and 1999:

                                                             2001           2000        1999
                                                             ----           ----        ----
Annualized Volatility                                         66%            53%         46%
Risk-Free Interest Rate                                      4.5%             5%          5%
Expected Term of Option (in years)                           3.5            3.5         3.5
Dividend Yield                                               N/A            N/A         N/A

The weighted average fair values per share of stock options granted during 2001, 2000 and 1999 were $.67 $.60, and $3.00, respectively.

The exercise price ranges for options outstanding and exercisable at December 31, 2001 were:

                                                         NUMBER OF SHARES          WEIGHTED
                                                          OUTSTANDING AND           AVERAGE
                                                          EXERCISABLE AT      EXERCISE CONTRACTUAL
EXERCISE PRICE RANGE                                    DECEMBER 31, 2001           PRICE
--------------------                                    -----------------           ------
$0.50 to $2.00                                               253,901                $1.460
$2.01 to $5.00                                               413,638                 4.039
                                                             -------                ------
Total                                                        667,539                $3.058
                                                             =======                ======

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

13.      RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2001 and 2000, MR & Associates provided the Company with consulting services for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors, and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

During the fiscal years ended December 31, 2001, 2000 and 1999, the Company retained the law firm of Webb Ziesenheim Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is Vice Chairman of the Board of Directors, to represent the Company on various intellectual property matters. The Company had paid fees to Webb Ziesenheim Logsdon Orkin & Hanson, P.C. of $48,222, $20,520 and $22,807, in 2001, 2000 and 1999, respectively.

During the fiscal years ended December 31, 2001, 2000 and 1999, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company on various matters. The Company had paid Squire, Sanders & Dempsey L.L.P. $49,615, $125,200 and $22,494 in 2001, 2000 and 1999, respectively.

14.      QUARTERLY SELECTED DATA (UNAUDITED)

                                            FIRST              SECOND             THIRD                FOURTH
                                           QUARTER            QUARTER            QUARTER               QUARTER
                                           -------            -------            -------               -------
2001
Net Sales                                $4,521,595          $5,402,339         $3,484,474            $2,736,539
Gross Profit                              1,871,704           2,347,175          1,449,367             1,107,169
Net Income (Loss)                           173,928              36,248             60,681              (106,566)
Income per common
and common equivalent
share             Basic                         .05                 .01                .02                 (0.03)
                  Dilutive                      .05                 .01                .02                 (0.03)
2000
Net Sales                                $2,864,570          $3,927,376         $3,091,279            $2,627,089
Gross Profit                                950,843           1,454,317          1,035,529               817,791
Net Income (Loss)                           114,037             288,705             60,013              (242,101)
Income per common
and common equivalent
share
                  Basic                         .05                 .13                .03                 (0.11)
                  Dilutive                      .05                 .13                .03                 (0.11)

                          WOMEN'S GOLF UNLIMITED, INC.
                        (FORMERLY KNOWN AS S2 GOLF, INC.)
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                BALANCE AT     CHARGED TO      CHARGED                          BALANCE
                                                BEGINNING       COSTS AND     TO OTHER                          AT END
                                                OF PERIOD       EXPENSES      ACCOUNTS       DEDUCTIONS        OF PERIOD
                                                ---------       --------      --------       ----------        ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1999                                212,562         272,919        ---          270,481(1)         215,000
December 31, 2000                                215,000         321,000        ---          215,064(1)         320,936
December 31, 2001                                320,936         331,121        ---          414,365(1)         237,692

ALLOWANCE FOR RETURNS
December 31, 1999                                 88,000         190,586        ---          195,586             83,000
December 31, 2000                                 83,000         116,410        ---          106,410             93,000
December 31, 2001                                 93,000          41,553        ---           31,160            103,393

ALLOWANCE FOR DISCOUNTS
December 31, 1999                                 40,000         236,974        ---          236,974             40,000
December 31, 2000                                 40,000         261,270        ---          261,270             40,000
December 31, 2001                                 40,000         265,242        ---          265,242             40,000

(1)  Uncollectible Accounts Written Off, Net of Recoveries.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT*

3.1 Amended and Second Restated Certificate of Incorporation of the registrant dated June 28, 1991 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

3.2 Certificate of Amendment to the Amended and Second Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 99.0 to the registrant's current report on Form 8-K reporting the event dated June 12, 2001).

3.3 Amended and Restated By-laws of the registrant dated December 6, 1991 (incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.3 Fourth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association dated as of July 3l, 2000 (incorporated by reference to Exhibit 10.14 to the registrant's Registration Statement No. 333-47908 on Form S-4).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT*


10.4 Fifth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made of January 3, 2001 (incorporated by reference to Exhibit 10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.5 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001 (incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2001).

10.6 Replacement Promissory Note of the registrant in favor of James E. Jones dated December 29, 2000 and letter agreement in connection with same.

10.7 Lease between the registrant and Kobrun Investments, III, L.L.C. dated August 30, 2001.

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT*


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

10.19** Employment Agreement among the registrant, S2 Golf Acquisition Corp. and James E. Jones dated as of January 1, 2001 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K for the year December 31, 2000).

10.20 Agreement and Plan of Merger between the registrant and its wholly-owned subsidiary S2 Golf Acquisition Corp. dated as of June 15, 2001 (incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

**   Management contract or management compensatory plan or arrangement.