Form 10-K405/A
period 2001-12-31
WOMENS GOLF UNLIMITED INC
filed 2002-03-29
CIK 782126

                                   FORM 10-K/A

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

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                    ANNUAL COMPENSATION                                AWARDS
                                                    -------------------                                ------
                                                                            OTHER           SECURITIES
NAME AND                                                    ANNUAL        UNDERLYING        ALL OTHER
PRINCIPAL POSITION                  YEAR     SALARY          BONUS        COMPENSATION        OPTIONS        COMPENSATION
------------------                  ----     ------          -----        ------------        -------        ------------

Robert L. Ross,                   2001      $      0      $      0        $        0               0           $     0
Chief Executive Officer           2000      $      0      $      0        $        0          10,000           $     0
                                  1999      $      0      $      0        $        0           7,500           $     0

Douglas A. Buffington,            2001      $173,073      $ 45,000(1)     $   19,829(5)       20,000(6)        $   975(9)
President, Chief Financial        2000      $150,000      $ 35,000(2)     $   19,392(5)       20,000(7)        $   975(9)
Officer, Chief Operating          1999      $149,808      $ 24,375(4)     $   19,389(5)       14,375(8)        $   975(9)
Officer, and Treasurer


Randy A. Hamill,                  2001      $116,539      $ 31,250(1)     $        0               0           $     0
Senior Vice President             2000      $100,000      $ 20,000(3)     $        0           5,000(7)        $     0
of Manufacturing and              1999      $100,000      $  6,250(4)     $        0           6,250(8)        $     0
Resources and Assistant
Secretary

James E. Jones,                   2001(10)  $100,000      $      0        $        0               0           $     0
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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