Form 10-Q
period 2002-03-31
WOMENS GOLF UNLIMITED INC
filed 2002-05-15
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

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

On March 31, 2002, 3,225,173 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                                    FORM 10-Q

                    For Quarterly Period Ended MARCH 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page Number

Item 1.           FINANCIAL STATEMENTS

                  Balance Sheets -
                           March 31, 2002 and December 31, 2001                                  2

                  Statements of Operations -
                           Three Months Ended March 31, 2002
                           and March 30, 2001                                                    3

                  Statements of Cash Flows -
                           Three Months Ended March 31, 2002
                           and March 30, 2001                                                    4

                  Notes to Financial Statements                                                  5

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  7

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                              9

PART II. OTHER INFORMATION                                                                       9

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                               9

SIGNATURES                                                                                      10

EXHIBIT INDEX                                                                                   11

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          WOMEN'S GOLF UNLIMITED, INC.
                                 BALANCE SHEETS
                        AS OF MARCH 31, 2001 (UNAUDITED)
                         AND DECEMBER 31, 2001 (AUDITED)


                                                         March 31,     December 31,
                                                           2002            2001
                                                       ------------    ------------
ASSETS

Current Assets
Cash                                                   $        400    $      7,717
Accounts Receivable - Net                                 4,158,450       3,092,565
Inventories                                               4,367,857       4,406,117
Prepaid Expenses                                             66,885         137,799
Deferred Income Taxes                                       199,000         173,000
                                                       ------------    ------------
          Total Current Assets                            8,792,592       7,817,198

Plant and Equipment  - Net                                  113,889         140,347
Non-Current Deferred Income Taxes                            43,000          30,000
Intangible Asset - Net                                    3,044,176
Goodwill - Net                                                            4,896,568
Other Assets - Net                                          102,381         110,255
                                                       ------------    ------------
          Total Assets                                   12,096,038      12,994,368
                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term Debt                            1,307,845    $  1,307,243
Short-term Borrowings                                     4,268,710       3,780,465
Accounts Payable                                            560,114         373,189
Accrued Expenses                                            545,004         348,310
Other Current Liabilities                                     2,000          19,735
                                                       ------------    ------------
          Total Current Liabilities                       6,683,673       5,828,942

Long-Term Liabilities
Long-Term Debt, less Current Portion                        125,000         202,413
                                                       ------------    ------------
          Total Liabilities                               6,808,673       6,031,355
                                                       ------------    ------------
Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,225,173 & 3,225,173 Issued
     & Outstanding at March 31, 2002 and
     December 31, 2001, respectively                         32,252          32,252
Additional Paid in Capital                                6,350,736       6,350,736
Retained Earnings (Deficit)                              (1,095,623)        580,025
                                                       ------------    ------------
          Total Shareholders' Equity                      5,287,365       6,963,013
                                                       ------------    ------------

          Total Liabilities and Shareholders' Equity   $ 12,096,038    $ 12,994,368
                                                       ============    ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2002 AND MARCH 30, 2001
                                   (UNAUDITED)

                                                March 31,      March 30,
                                                  2002           2001
                                               -----------    ----------
Net Sales                                      $ 3,622,795    $ 4,521,595
Cost of Goods Sold                               2,165,578      2,649,891
                                               -----------    -----------
Gross Profit                                     1,457,217      1,871,704
                                               -----------    -----------
Operating Expenses:
   Selling                                         661,267        823,633
   General & Administrative                        559,237        661,459
                                               -----------    -----------
Total Operating Expenses                         1,220,504      1,485,092

Operating Income                                   236,713        386,612
                                               -----------    -----------
Other Income (Expense)
   Interest Expense                                (71,968)      (109,770)
   Other Income (Expense)                           35,107         40,459
                                               -----------    -----------
                                                   (36,861)      (69,311)
                                               -----------    -----------
Income Before Income Taxes                         199,852        317,301

Provision for Income Taxes                          69,052        143,373
                                               -----------    -----------

Income before Cumulative
       Effect of Accounting Change                 130,800        173,928
                                               -----------    -----------

Cumulative Effect of Accounting
 Change, Net of Tax                             (1,806,448)
                                               -----------    -----------
Net Income (Loss)                              $(1,675,648)   $   173,928
                                               ===========    ===========
Earnings per Common Share from before
        Cummulative Effect of
        Accounting Change   Basic              $      0.04    $      0.00
                                               ===========    ===========
                            Diluted            $      0.04    $      0.00
                                               ===========    ===========

Cummulative Effect of Accounting Change
                            Basic              $     (0.56)   $      0.00
                                               ===========    ===========
                            Diluted            $     (0.55)   $      0.00
                                               ===========    ===========

 Loss per Share             Basic              $     (0.52)   $      0.05
                                               ===========    ===========
                            Diluted            $     (0.51)   $      0.05
                                               ===========    ===========

Weighted Average Number of Common Shares Outstanding -
                          Basic                  3,225,173      3,223,039
                          Diluted                3,261,061      3,269,285

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2002 AND MARCH 30, 2001
                                   (UNAUDITED)

                                                                  March 31,       March 30,
                                                                    2002           2001
                                                                 -----------    -----------
OPERATING ACTIVITIES
   Net Income (Loss)                                             ($1,675,648)   $   173,928
   Adjustments to Reconcile Net Income to
          Net Cash Provided By (Used By) Operating Activities:
          Cumulative Effect of Accounting Change                   1,806,448
          Depreciation                                                16,877         26,588
          Amortization                                                53,560         91,413
          Deferred Income Taxes                                      (39,000)        (5,000)
          Allowance for Doubtful Accounts                             72,000         60,389

   Changes in Assets and Liabilities:
          Accounts Receivable                                     (1,137,885)    (1,113,649)
          Inventories                                                 38,260     (1,014,575)
          Prepaid Expenses                                            70,914       (141,708)
          Other Assets                                                 7,874          3,762
          Accounts Payable                                           186,922        578,211
          Accrued Expenses                                           196,694         57,243
          Other Current and Non-Current Liabilities                        0        (16,509)
                                                                 -----------    -----------
NET CASH USED OPERATING ACTIVITIES                                  (402,984)    (1,299,907)
                                                                 -----------    -----------
INVESTING ACTIVITIES
   Purchases of Plant & Equipment                                                   (35,357)
   Proceeds from Disposal of Plant & Equipment                         1,967
                                                                 -----------    -----------
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                    1,967        (35,357)
                                                                 -----------    -----------
FINANCING ACTIVITIES
   Repayments of long-term debt                                      (94,545)      (219,151)
   Proceeds from Revolving Line of Credit, Net                       488,245      1,562,732
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            393,700      1,343,581
                                                                 -----------    -----------
INCREASE (DECREASE) IN CASH                                           (7,317)         8,317

CASH - BEGINNING OF PERIOD                                             7,717          9,886
                                                                 -----------    -----------
CASH - END OF PERIOD                                             $       400    $    18,203
                                                                 ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Period For:
     Interest                                                    $    58,527    $   138,136
                                                                 ===========    ===========
     Income Taxes                                                     94,470         60,000
                                                                 ===========    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

2)       NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.51) per diluted share, related to Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company will stop amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole reporting unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $ 54,000 as of March 31, 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. If the adoption of this statement occurred on January 1, 2001, Net Income before cumulative Effect of Account Change, Net Income and Earnings per Share, Basic and Diluted would have been $324,928, ($1,481,520) and ($0.46) and ($0.45), respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at March 31, 2002 and December 31, 2001 consisted of the following components:

                   3/31/02     12/31/01
                 ----------   ----------
Raw Materials    $  786,214   $  793,101
Finished Goods    3,581,643    3,613,016
                 ----------   ----------
                 $4,367,857   $4,406,117
                 ==========   ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 5.00% as of March 31, 2002 and 5.00% as of December 31, 2001. The Company's remaining availability on the line of credit, as of March 31, 2002 was approximately $ 1,414,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. The Company was in compliance with all covenants and conditions of the facility as of March 31, 2002.

QUARTERLY ENDS

The Company reports its interim financial statements as of the Sunday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2002 will end on March 31, 2002, June 30, 2002 and September 29, 2002. The Company reports its year-end financial statements as of December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-months ended March 31, 2002 were $3,622,795, compared to $4,521,595 for the same period in 2001. Management attributes this 19.9% decrease for the three-month period to the softness in the equipment industry caused by the general economic slowdown and bad weather in parts of the country in March. The Square Two brand was down 11% and the NancyLopezGolf brand was down 15%. The Lady Fairway shoe brand was down 43%, which was the result of excess inventory at the retail level and managements decision to completely begin to change the product and marketing. The effect of these changes will not be felt until 2003.

Gross profit as a percentage of sales for the three-month period ended March 31, 2002 was 40.2%, as compared to 41.4% for the same period in 2001. Management attributes this decrease to lower revenue and a higher amount of shoe closeouts in 2002.

Selling expenses for the three-month period ended March 31, 2002 were $661,267, compared to $823,633 for the same period in 2001. The three-month decrease of approximately $163,000 is a result of reduced commissions, due to decreased sales, as well as decreased national show expense.

General and Administrative expenses for the three-month period ended March 31, 2002 were $559,237, compared to $661,459 the same period in 2001. The three-month decrease is mainly due to the consolidation of Lady Fairway operations into our New Jersey facility as well as decreased Legal and FASB 142, Amortization of Goodwill, which states Lady Fairway Goodwill can no longer be expensed in 2002, but was in 2001. Goodwill for Lady Fairway was approximately $38,000 in for the three-month period ended March 30, 2001.

Interest expense for the three-month period ended March 31, 2002 was $71,968 compared to $109,770 for the same period in 2001. This decrease is due an average loan balance for the three-month period ended March 31, 2002 was $4,335,575 compared to $4,379,130 for the same period in 2001. The decrease in the average outstanding balance resulted mainly from better management of inventories and receivables. In addition, interest rates for the three-month period ended March 31, 2002 are lower than the same period in 2001, therefore decreasing the interest paid on the term loan, line of credit and promissory note.

Other income for the three-month period ended March 31, 2002 was $35,107 compared to $40,459 for the same period in 2001. This decrease is due to royalty income from international distributors.

The provision for income taxes was $69,052 for the three-month period ended March 31, 2002 compared to $143,373 for the same three-month period in 2001. This decrease is mainly the result of lower taxable income of approximately $118,000.

The Company's net income before Cumulative Effect of Accounting Change for the three-month period ended March 31, 2002 was $130,800 compared to $173,928 for the same period in 2001. The reduction in net income for the three-months ended March 31, 2002 was a result of decreased net revenue as well as decreased margins offset by reduced selling of $ 163,000, general and administrative expense $102,000 and interest $38,000.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.51) per diluted share, related to Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company will stop amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $ 54,000 as of March 31, 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. If the adoption of this statement occurred on January 1, 2001, Net Income before cumulative Effect of Account Change, Net Income and Earnings per Share, Basic and Diluted would have been $324,928, ($1,481,520) and ($0.46) and ($0.45), respectively.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $123,266 for the three-month period ended March 31, 2002, compared to December 31, 2001. Current assets increased by $975,394, offset by an increase in current liabilities of $852,128. Accounts receivable increased by approximately $1,066,000, which was typical for the Company due to the cyclical nature of the golf industry. Inventory decreased by approximately $38,000, for the three-month period ended March 31, 2002. In addition, Prepaid expenses decreased approximately $71,000. The short-term borrowings of the Company increased by approximately $488,000, which is a result of the cyclical nature of the business. In addition, accounts payable increased by approximately $187,000, Accrued Expenses increased approximately $197,000 and Other Current Liabilities decreased by $20,000 for the three-month period ended March 31, 2002.

Cash used by operations was $402,984 for the three-month period ended March 31, 2002, compared to $1,299,907 for the same period ended March 30, 2001. Cash provided by financing activities totaled $393,700 for the three-months ended March 31, 2002, compared to $1,343,581 for the same period ended March 30, 2001. During the three-month period ended March 31, 2002 cash provided for the disposal of equipment purchased was $1,967 compared to cash used of $35,357 for the same period ended March 30, 2001. Cash paid for interest charges on short and long-term borrowing was $58,527 and $138,136 for the three-month periods ended March 31, 2002 and March 30, 2001, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit, term loan and promissory note. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2001 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2002 would result in an increase in interest expense for the following 12 months of approximately $46,956. There have been no material changes in the market risks faced by us since December 31, 2001.

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

05/15/2002                              /s/ Douglas A. Buffington
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

10.5 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001 (incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 28,
         2001).

10.6 Replacement Promissory Note of the registrant in favor of James E. Jones dated December 29, 2000 and letter agreement in connection with same. (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7 Lease between the registrant and Kobrun Investments, III, L.L.C. dated August 30, 2001. (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended
         December 31, 2001).

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

10.21 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001 (incorporated by reference to Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2001)

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

** Management contract or management compensatory plan or arrangement.