Form 10-Q
period 2002-06-30
WOMENS GOLF UNLIMITED INC
filed 2002-08-06
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

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

                                   YES X NO__

On June 30, 2002, 3,225,173 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                                    FORM 10-Q

                    For Quarterly Period Ended JUNE 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page Number


Item 1.           FINANCIAL STATEMENTS

                  Balance Sheets -
                           June 30, 2002 and December 31, 2001             2

                  Statements of Operations -
                           Three Months Ended June 30, 2002
                           and June 30, 2001                               3

                  Statements of Operations -
                           Six Months Ended June 30, 2002
                           and June 30, 2001                               4

                  Statements of Cash Flows -
                           Six Months Ended June 30, 2002
                           and June 30, 2001                               5

                  Notes to Financial Statements                            6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                       10

PART II. OTHER INFORMATION                                                10

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                        10

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                        11

SIGNATURES                                                                12

EXHIBIT INDEX                                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                                 BALANCE SHEETS
                         AS OF JUNE 30, 2001 (UNAUDITED)
                         AND DECEMBER 31, 2001 (AUDITED)


                                                         June 30,      December 31,
                                                           2002            2001
                                                       ------------    ------------

ASSETS

Current Assets
Cash                                                   $        830    $      7,717
Accounts Receivable - Net                                 3,247,654       3,092,565
Inventories                                               4,471,683       4,406,117
Prepaid Expenses                                             73,804         137,799
Deferred Income Taxes                                       199,000         173,000
                                                       ------------    ------------
          Total Current Assets                            7,992,971       7,817,198

Plant and Equipment  - Net                                  151,155         140,347
Non-Current Deferred Income Taxes                            43,000          30,000
Intangible Asset - Net                                    2,990,616
Goodwill - Net                                                            4,896,568
Other Assets - Net                                           98,653         110,255
                                                       ------------    ------------

          Total Assets                                 $ 11,276,395    $ 12,994,368
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term Debt                         $  1,056,034    $  1,307,243
Short-term Borrowings                                     3,291,406       3,780,465
Accounts Payable                                            789,289         373,189
Accrued Expenses                                            465,936         348,310
Other Current Liabilities                                     4,000          19,735
                                                       ------------    ------------
          Total Current Liabilities                       5,606,665       5,828,942

Long-Term Liabilities
Long-Term Debt, less Current Portion                         50,000         202,413
                                                       ------------    ------------
          Total Liabilities                               5,656,665       6,031,355
                                                       ------------    ------------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,225,173 & 3,225,173 Issued
     & Outstanding at June 30, 2002 and
     December 31, 2001, respectively                         32,252          32,252
Additional Paid in Capital                                6,350,736       6,350,736
Retained Earnings (Deficit)                                (763,258)        580,025
                                                       ------------    ------------

          Total Shareholders' Equity                      5,619,730       6,963,013
                                                       ------------    ------------

          Total Liabilities and Shareholders' Equity   $ 11,276,395    $ 12,994,368
                                                       ============    ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)


                                    June 30,       June 30,
                                     2002           2001
                                  -----------    -----------

Net Sales                         $ 3,914,338    $ 5,402,339
Cost of Goods Sold                  2,217,112      3,055,164
                                  -----------    -----------
Gross Profit                        1,697,226      2,347,175
                                  -----------    -----------

Operating Expenses:
   Selling                            686,005      1,413,268
   General & Administrative           574,860        741,158
                                  -----------    -----------
Total Operating Expenses            1,260,865      2,154,426

Operating Income                      436,361        192,749
                                  -----------    -----------

Other Income (Expense)
   Interest                           (74,660)      (140,144)
   Other Income                       187,910        100,993
                                  -----------    -----------
                                      113,250        (39,151)
                                  -----------    -----------

Income Before Income Taxes            549,611        153,598

Provision for Income Taxes            217,246        117,350
                                  -----------    -----------

Net Income                        $   332,365    $    36,248
                                  ===========    ===========


Earnings per Common Share

                        Basic     $      0.10    $      0.01
                                  ===========    ===========
                        Diluted   $      0.10    $      0.01
                                  ===========    ===========


Weighted Average Number of Common Shares Outstanding -
                        Basic       3,225,173      3,223,039
                        Diluted     3,249,140      3,323,713


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)


                                                                              June 30,       June 30,
                                                                                2002          2001
                                                                            -----------    -----------

Net Sales                                                                   $ 7,537,133    $ 9,923,934
Cost of Goods Sold                                                            4,382,690      5,705,055
                                                                            -----------    -----------
Gross Profit                                                                  3,154,443      4,218,879
                                                                            -----------    -----------

Operating Expenses:
   Selling                                                                    1,347,272      2,236,901
   General & Administrative                                                   1,134,097      1,402,617
                                                                            -----------    -----------
Total Operating Expenses                                                      2,481,369      3,639,518
Operating Income                                                                673,074        579,361
                                                                            -----------    -----------

Other Income (Expense)
   Interest                                                                    (146,628)      (249,914)
   Other Income                                                                 223,017        141,452
                                                                            -----------    -----------
                                                                                 76,389       (108,462)
                                                                            -----------    -----------

Income Before Income Taxes                                                      749,463        470,899

Provision for Income Taxes                                                      286,298        260,723
                                                                            -----------    -----------

Income before Cumulative

     Effect of Accounting Change                                                463,165        210,176
                                                                            -----------    -----------

Cumulative Effect of Accounting

     Change, Net of Tax                                                      (1,806,448)
                                                                            -----------    -----------

Net Income (Loss)                                                           $(1,343,283)   $   210,176
                                                                            ===========    ===========


Earnings per Common Share from before Cumulative Effect of
        Accounting Change                 Basic                             $      0.14    $      0.07
                                                                            ===========    ===========
                                          Diluted                           $      0.14    $      0.07
                                                                            ===========    ===========

Cumulative Effect of Accounting Change    Basic                             $     (0.56)   $      0.00
                                                                            ===========    ===========
                                          Diluted                           $       N/A    $      0.00
                                                                            ===========    ===========

  Income (Loss) per Share                 Basic                             $     (0.42)   $      0.07
                                                                            ===========    ===========
                                          Diluted                           $       N/A    $      0.07
                                                                            ===========    ===========

Weighted Average Number of Common Shares Outstanding -
                                          Basic                               3,225,173      3,223,039
                                          Diluted                             3,256,479      3,224,768


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                   June 30,       June 30,
                                                                     2002           2001
                                                                     ----           ----
OPERATING ACTIVITIES
   Net Income (Loss)                                             $(1,343,283)   $   210,176
   Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided By (Used In) Operating Activities:
          Depreciation                                                31,305         54,168
          Amortization                                                99,504        182,826
          Goodwill Impairment                                      1,806,448
          Deferred Income Taxes                                      (39,000)        (6,000)
          Allowance for Doubtful Accounts                            144,000        156,111

   Changes in Assets and Liabilities:
          Accounts Receivable                                       (299,089)    (1,108,641)
          Inventories                                                (65,566)      (997,412)
          Prepaid Expenses                                            63,995        (62,404)
          Other Assets                                                11,602          6,523
          Accounts Payable                                           416,100        828,298
          Accrued Expenses                                           117,626         65,522
          Other Current and Non-Current Liabilities                  (15,735)       (23,298)
                                                                 -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                            927,907       (694,131)
                                                                 -----------    -----------

INVESTING ACTIVITIES
   Purchases of Equipment                                            (42,113)       (33,857)
                                                                 -----------    -----------

FINANCING ACTIVITIES
   Repayments of long-term debt                                     (403,622)      (299,794)
   Proceeds from (Repayment) Revolving Line of Credit, Net          (489,059)     1,024,318
                                                                 -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (892,681)       724,524
                                                                 -----------    -----------

DECREASE IN CASH                                                      (6,887)        (3,464)

CASH - BEGINNING OF PERIOD                                             7,717          9,886
                                                                 -----------    -----------

CASH - END OF PERIOD                                             $       830    $     6,422
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Period For:
     Interest                                                    $   191,437    $   249,914
                                                                 ===========    ===========
     Income Taxes                                                $   130,470    $   133,840
                                                                 ===========    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.56) per diluted share, related to Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company stopped amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $107,000 as of June 30, 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. If the adoption of this statement occurred on January 1, 2001, Net Income before cumulative Effect of Account Change, Net Income and Earnings per Share, Basic and Diluted would have been $324,928, ($1,481,520) and ($0.46) and (N/A), respectively for the year ended December 31, 2001.

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

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories at June 30, 2002 and December 31, 2001 consisted of the following components:

                   6/30/02     12/31/01
                 ----------   ----------

Raw Materials    $  804,902   $  793,101
Finished Goods    3,666,781    3,613,016
                 ----------   ----------
                 $4,471,683   $4,406,117
                 ==========   ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 5.00% as of June 30, 2002 and 5.00% as of December 31, 2001. The Company's remaining availability on the line of credit, as of June 30, 2002 was approximately $ 1,865,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. The Company was in compliance with all covenants and conditions of the facility as of June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Sales for the three-months and six-month periods ended June 30, 2002 were $3,914,338 and $7,537,133 respectively, compared to $5,402,339 and $ 9,923,934 for the same periods in 2001. Management attributes this 24.0% decrease for the six-month period to the softness in the equipment industry caused by the general economic slowdown and bad weather in parts of the country in the spring. The Square Two brand was down 20.8% and the NancyLopezGolf brand was down 18.9% for the six-months ended June 30, 2002. The Lady Fairway shoe brand was down 57.1% for the six-months ended June 30, 2002, which was the result of excess inventory at the retail level and managements decision to completely begin to change the product and marketing. The effect of these changes will not be felt until 2003. Net sales for the three-month period ended June 30, 2002 were 27.5% less than the same period in 2001. The Square Two brand was down 38.9%, the NancyLopezGolf brand was down 27.8% and Lady Fairway was down 38.6% for the three-months ended June 30, 2002.

Gross profit as a percentage of sales for the three-month and six-month periods ended June 30, 2002 was 43.4% and 41.9% respectively, as compared to 43.5% and 42.5% for the same periods in 2001. Management attributes this decrease to lower revenue and a higher amount of shoe closeouts in 2002.

Selling expenses for the three-month and six-month periods ended June 30, 2002 were $686,005 and $1,347,272, compared to $1,413,268 and $ 2,236,901 for the same periods in 2001. The six-month decrease of approximately $890,000 is a result of a decrease in advertising, due to no television campaign done in 2002 and reduced national show expense as well as a reduction in commissions, due to decreased sales. The three-month decrease of approximately $727,000 was due to no television campaign done in 2002 and a reduction of commissions.

General and Administrative expenses for the three-month and six-month periods ended June 30, 2002 were $574,860 and $1,134,097 respectively, compared to $741,158 and $1,402,617 the same periods in 2001. The three-month and six-month decreases are mainly due to the consolidation of Lady Fairway operations into our New Jersey facility as well as decreased Legal, professional fees, bad debt and FASB 142, Amortization of Goodwill, which states Lady Fairway Goodwill can no longer be expensed in 2002, but was in 2001. Goodwill for Lady Fairway for the three-month and six-month periods ended June 30, 2001 was $38,000 and $72,000 respectively.

Interest expense for the three-month and six-month periods ended June 30, 2002 was $74,660 and $146,628 respectively, compared to $140,144 and $249,914 for the same periods in 2001. The average loan balance for the six-month period ended June 30, 2002 was $4,817,287 compared to $5,209,820 for the same period in 2001. For the three-months ended June 30, 2002, the average loan balance was $4,028,059 compared to $4,975,311 for the same period in 2001. The decrease in the average outstanding balance resulted mainly from better management of inventories and receivables. In addition, interest rates for the three-month and six-month periods ended June 30, 2002 are lower than the same periods in 2001, therefore decreasing the interest paid on the term loan, line of credit and promissory note.

Other income (expense) for the six-month period ended June 30, 2002 was $187,910 and $223,017 respectively compared to $100,993 and $141,452 for the same periods in 2001. The three-month period ended June 30, 2002, other income (expense) was $187,910 compared to $100,993 for the same period in 2001. This increase is due to royalty income from international distributors.

The provision for income taxes for the three-month and six-month periods ended June 30, 2002 was $217,246 and $286,298 respectively, compared to $117,350 and $260,723 for the same periods in 2001. This decrease is mainly the result of the amortization in 2001 of Goodwill associated with the acquisition of the Lady Fairway Product Line which is not deductible for tax purposes. Per SFAS No.
142, amortization was discontinued in 2002.

The Company's net income before Cumulative Effect of Accounting Change for the three-month and six-month periods ended June 30, 2002 was $332,365 and $463,165 respectively compared to $36,248 and $210,176 for the same periods in 2001. The increase in net income for the three-months ended June 30, 2002 was a result of decreased net revenue as well as decreased margins offset by reduced selling of approximately $727,000, general and administrative expense $166,000 and interest $65,000. The increase in net income of $252,989 for the six-months ended June 30, 2002 was a result of decreased net revenue offset by a reduction of selling expense of approximately $889,000, reduced general and administrative of $269,000 and reduced interest of $103,000.

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

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.51) per diluted share, related to Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company will stop amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $107,000 as of June 30, 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment. If the adoption of this statement occurred on January 1, 2001, Net Income before cumulative Effect of Accounting Change, Net Income and Earnings per Share, Basic and Diluted would have been $324,928, ($1,481,520) and ($0.46) and (N/A), respectively for the year ended December 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $398,050 for the six-month period ended June 30, 2002, compared to December 31, 2001. Current assets increased by $175,773, offset by an decrease in current liabilities of $222,277. Accounts receivable increased by approximately $155,000 and Inventory increased by $66,000, which was typical for the Company due to the cyclical nature of the golf industry. In addition, Prepaid expenses decreased approximately $64,000 offset by an increase in taxes of approximately $20,000. The short-term borrowings of the Company decreased by approximately $489,000. In addition, accounts payable increased by approximately $416,000, Accrued Expenses increased approximately $118,000 and Other Current Liabilities decreased by $16,000 for the six-month period ended June 30, 2002.

Cash provided by operations was $927,907 for the six-month period ended June 30, 2002, compared to cash used of $694,131 for the same period ended June 30, 2001. Cash provided by financing activities totaled $892,681 for the six-months ended June 30, 2002, compared to cash used of $724,524 for the same period ended
June 30, 2001. During the six-month period ended June 30, 2002 cash used for the payment of equipment purchased was $42,113 compared to cash used of $33,857 for the same period ended June 30, 2001. Cash paid for interest charges on short and long-term borrowing was $191,437 and $249,914 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit, term loan and promissory note. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2001 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2002 would result in an increase in interest expense for the following 12 months of approximately $46,956. There have been no material changes in the market risks faced by the Company since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting was held on June 18, 2002. The only matter voted upon at the meeting was the election of each of the following directors to a one-year term of office:

DIRECTOR                   VOTES FOR                 VOTES WITHHELD

Douglas A. Buffington      2,857,931                          2,600

James E. Jones             2,855,906                          4,625

Mary Ann Jorgenson         2,857,931                          2,600

Nancy Lopez                2,858,531                          2,000

Richard M. Maurer          2,857,906                          2,625

Robert L. Ross             2,857,906                          2,625

Frederick B. Ziesenheim    2,857,906                          2,625

There were no abstentions or broker non-votes.

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

08/06/2002                                       /S/ DOUGLAS A. BUFFINGTON
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

10.6 Replacement Promissory Note of the registrant in favor of James E. Jones dated December 29, 2000 and letter agreement in connection with same (incorporated by reference to Exhibit
                  10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7 Lease between the registrant and Kobrun Investments, III, L.L.C. dated August 30, 2001 (incorporated by reference to
                  Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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