Form 10-Q/A
period 2002-06-30
WOMENS GOLF UNLIMITED INC
filed 2002-08-07
CIK 782126

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

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits listed on the attached Exhibit Index are filed as part of this report.

(b) Women's Golf Unlimited, Inc. filed no reports on Form 8-K during the quarter for which this report is filed.

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

                                     WOMEN'S GOLF UNLIMITED, INC.

08/06/2002                           /s/ Douglas A. Buffington
----------------                     -------------------------
Dated                                By:
                                          Douglas A. Buffington
                                          Director, President and Chief
                                          Financial Officer, Chief Operating
                                          Officer and Treasurer

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

10.21 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001 (incorporated by reference to Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 28,
         2001).


99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350.

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

** Management contract or management compensatory plan or arrangement.