Form 10-Q
period 2002-09-29
WOMENS GOLF UNLIMITED INC
filed 2002-11-13
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 29, 2002.

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

On September 29, 2002, 3,227,273 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                                    FORM 10-Q

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002



                                      INDEX
                                      -----

PART I.           FINANCIAL INFORMATION                                           Page Number


Item 1.           FINANCIAL STATEMENTS

                  Balance Sheets -
                           September 29, 2002 and December 31, 2001                     2

                  Statements of Operations -
                           Three Months Ended September 29, 2002
                           and September 28, 2001                                       3

                  Statements of Operations -
                           Nine Months Ended September 29, 2002
                           and September 28, 2001                                       4

                  Statements of Cash Flows -
                           Nine Months Ended September 29, 2002
                           and September 28, 2001                                       5

                  Notes to Financial Statements                                         6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                    10

PART II.          OTHER INFORMATION                                                    10

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                     10

SIGNATURES                                                                             11

CERTIFICATIONS                                                                         12

EXHIBIT INDEX                                                                          14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WOMEN'S GOLF UNLIMITED, INC.
                                BALANCE SHEETS
                           AS OF SEPTEMBER 29, 2002
                            AND DECEMBER 31, 2001
                                 (UNAUDITED)


                                                        September 29,     December 31,
                                                             2002             2001
                                                        ------------      -----------

ASSETS

Current Assets
Cash                                                     $       716      $     7,717
Accounts Receivable - Net                                  1,809,699        3,092,565
Inventories                                                4,183,209        4,406,117
Prepaid Expenses                                              69,505          137,799
Deferred Income Taxes                                        258,000          173,000
                                                         -----------      -----------
          Total Current Assets                             6,321,129        7,817,198

Plant and Equipment  - Net                                   137,883          140,347
Non-Current Deferred Income Taxes                             93,000           30,000
Intangible Asset- Net                                      2,937,056
Goodwill - Net                                                              4,896,568
Other Assets - Net                                            94,942          110,255
                                                         -----------      -----------

          Total Assets                                     9,584,010       12,994,368
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long-Term Debt                               779,224      $ 1,307,243
Short-term Borrowings                                      2,257,496        3,780,465
Accounts Payable                                             683,995          373,189
Accrued Expenses                                             402,485          348,310
Other Current Liabilities                                      4,000           19,735
                                                         -----------      -----------
          Total Current Liabilities                        4,127,200        5,828,942

Long-Term Liabilities
Long-Term Debt, less Current Portion                               0          202,413
                                                         -----------      -----------
          Total Liabilities                                4,127,200        6,031,355
                                                         -----------      -----------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,227,213 & 3,225,173 Issued
     & Outstanding at September 29, 2002 and
     December 31, 2001, respectively                          32,272           32,252
Additional Paid in Capital                                 6,352,716        6,350,736
Retained Earnings (Accumulated Deficit)                     (928,178)         580,025
                                                         -----------      -----------

          Total Shareholders' Equity                       5,456,810        6,963,013
                                                         -----------      -----------

          Total Liabilities and Shareholders' Equity     $ 9,584,010      $12,994,368
                                                         ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 29, 2002 AND SEPTEMBER 28, 2001
                                   (UNAUDITED)


                                                September 29,    September 28,
                                                    2002             2001
                                                    ----             ----

Net Sales                                        $ 2,387,272      $ 3,484,474
Cost of Goods Sold                                 1,578,749        2,035,107
                                                 -----------      -----------
Gross Profit                                         808,523        1,449,367
                                                 -----------      -----------

Operating Expenses:
   Selling                                           505,615          705,338
   General & Administrative                          555,299          664,519
                                                 -----------      -----------
Total Operating Expenses                           1,060,914        1,369,857

Operating Income (Loss)                             (252,391)          79,510
                                                 -----------      -----------

Other Income (Expense)
   Interest Expense                                  (47,514)        (115,290)
   Other Income (Expense)                             32,000           96,154
                                                 -----------      -----------
                                                     (15,514)         (19,136)
                                                 -----------      -----------

Income (Loss) Before Income Taxes                   (267,905)          60,374

Provision for Income Taxes                          (102,985)            (307)
                                                 -----------      -----------

Net Income (Loss)                                $  (164,920)     $    60,681
                                                 -----------      -----------

Earnings (Loss) per Common Share
                                 Basic           $     (0.05)     $      0.02
                                                 ===========      ===========
                                 Diluted         $     (0.05)     $      0.02
                                                 ===========      ===========

Weighted Average Number of Common
  Shares Outstanding -
                                 Basic            3,226,481        3,224,372
                                 Diluted          3,237,335        3,327,514


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 29, 2002 AND SEPTEMBER 28, 2001
                                   (UNAUDITED)


                                                September 29,      September 28,
                                                    2002               2001
                                                    ----               ----

Net Sales                                        $  9,924,405      $ 13,408,408
Cost of Goods Sold                                  5,961,439         7,740,162
                                                 ------------      ------------
Gross Profit                                        3,962,966         5,668,246
                                                 ------------      ------------

Operating Expenses:
   Selling                                          1,852,887         2,942,239
   General & Administrative                         1,689,396         2,067,136
                                                 ------------      ------------
Total Operating Expenses                            3,542,283         5,009,375

Operating Income                                      420,683           658,871
                                                 ------------      ------------

Other Income (Expense)
   Interest Expense                                  (194,142)         (365,204)
   Other Income (Expense)                             255,017           237,606
                                                 ------------      ------------
                                                       60,875          (127,598)
                                                 ------------      ------------

Income Before Income Taxes                            481,558           531,273

Provision for Income Taxes                            183,313           260,416
                                                 ------------      ------------

Income before Cumulative
     Effect of Accounting Change                      298,245           270,857
                                                 ------------      ------------

Cumulative Effect of Accounting
      Change                                       (1,806,448)
                                                 ------------      ------------

Net Income (Loss)                                $ (1,508,203)     $    270,857
                                                 ============      ============


Earnings per Common Share from before
        Accounting Change        Basic           $       0.09      $       0.08
                                                 ============      ============
                                 Diluted         $       0.09      $       0.08
                                                 ============      ============

Loss per Common Share from Cumulative
        Effect of Accounting Change

                                 Basic           $      (0.56)     $      (0.00)
                                                 ============      ============
                                 Diluted         $      (0.56)     $      (0.00)
                                                 ============      ============

Income (Loss) per Share          Basic           $      (0.47)     $       0.08
                                                 ============      ============
                                 Diluted         $      (0.47)     $       0.08
                                                 ============      ============

Weighted Average Number of Common
  Shares Outstanding -
                                 Basic            3,225,503         3,223,484
                                 Diluted          3,248,742         3,227,517


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 29, 2002 AND SEPTEMBER 28, 2001
                                   (UNAUDITED)


                                                         September 29,    September 28
                                                             2002              2001

OPERATING ACTIVITIES
   Net Income (Loss)                                     $(1,508,203)     $   270,857
   Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided By Operating Activities:
          Depreciation                                        49,995           81,433
          Amortization                                       153,064          274,239
          Goodwill Impairment Lady Fairway                 1,806,448
          Deferred Income Taxes                             (148,000)          (6,000)
          Bad Debt Provision                                 216,000          221,115
          Issuance of Common Stock                             2,000            2,000

   Changes in Assets and Liabilities:
          Accounts Receivable                              1,066,866          504,578
          Inventories                                        222,908         (479,954)
          Prepaid Expenses                                    68,294         (115,914)
          Other Assets                                        15,313           11,284
          Accounts Payable                                   310,806         (204,127)
          Accrued Expenses                                    54,155          (14,648)
          Other Current and Non-Current Liabilities          (15,735)         (45,806)
                                                         -----------      -----------

NET CASH PROVIDED BY OPERATIONS                            2,293,911          499,057
                                                         -----------      -----------

INVESTING ACTIVITIES
   Purchases of Equipment                                    (47,531)         (44,854)
                                                         -----------      -----------

FINANCING ACTIVITIES
   Repayments of long-term debt                             (730,412)        (374,794)
   Repayment Revolving Line of Credit, Net                (1,522,969)         (85,610)
                                                         -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                     (2,253,381)        (460,404)
                                                         -----------      -----------

DECREASE IN CASH                                              (7,001)          (6,201)

CASH - BEGINNING OF PERIOD                                     7,717            9,886
                                                         -----------      -----------

CASH - END OF PERIOD                                     $       716      $     3,685
                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Period For:
     Interest                                            $   263,357      $   320,517
                                                         ===========      ===========
     Income Taxes                                        $   165,434      $   158,868
                                                         ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

1)       EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company and other parties. The Company has issued no other potentially dilutive common stock equivalents.

2)       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. As of the first quarter of 2002, the Company has completed these steps.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.56) per basic and diluted share, related to the Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company stopped amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $153,000 as of September 29, 2002. If the adoption of this statement occurred on January 1, 2001, Net Income (loss) from continuing operations and Earnings per Share, Basic and Diluted would have been as follows:


                                              Three Months Ended                   Nine Months Ended
                                        September 29,     September 28,     September 29,      September 28,
                                            2002              2001              2002               2001
                                   -------------------------------------  -----------------------------------

Reported net income (loss)                  (164,920)             60,681         1,508,203            270,857
Goodwill amortization                                             37,934                              113,802

Adjusted net income (loss)                  (164,920)             98,615         1,508,203            384,659

Reported basic and diluted EPS                 (0.05)               0.02             (0.47)              0.08

Goodwill amortization                                               0.01                                 0.04

Adjusted basic EPS                             (0.05)               0.03             (0.47)              0.12


In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues. The adoption of FAS No. 144, does not have a material effect on the Company's financial statements.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at September 29, 2002 and December 31, 2001 consisted of the following components:

                     9/28/02       12/31/01
                     -------       --------

Raw Materials      $  752,977     $  793,101
Finished Goods      3,430,232      3,613,016
                   ----------     ----------
                   $4,183,209     $4,406,117
                   ==========     ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 5.00% as of September 29, 2002 and 5.00% as of December 31, 2001. The Company's remaining availability on the line of credit, as of September 29, 2002 was approximately $ 1,836,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. The Company was in compliance with all covenants and conditions of the facility as of September 29, 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------
Net Sales for the three-months and nine-month periods ended September 29, 2002 were $2,387,272 and $9,924,405 respectively, compared to $3,484,474 and $13,408,408 for the same periods in 2001. Management attributes this 26.0% decrease for the nine-month period to the softness in the equipment industry caused by the general economic slowdown and bad weather in parts of the country in the spring. The Square Two brand was down 23.1% and the NancyLopezGolf brand was down 21.8% for the nine-months ended September 29, 2002. The Lady Fairway shoe brand was down 37.8% for the nine-months ended September 29, 2002, which was the result of excess inventory at the retail level and managements decision to completely begin to change the product and marketing associated with Lady Fairway. The effect of these changes to the Lady Fairway brand will not be felt until 2003. Net sales for the three-month period ended September 29, 2002 were 32.5% less than the same period in 2001. The Square Two brand was down 23.2%, the NancyLopezGolf brand was down 21.8% and Lady Fairway was down 37.8% for the three-months ended September 29, 2002.

Gross profit as a percentage of sales for the three-month and nine-month periods ended September 29, 2002 was 33.9% and 40.0% respectively, as compared to 41.6% and 42.3% for the same periods in 2001. Management attributes this decrease to lower revenue and a higher amount of shoe closeouts in 2002.

Selling expenses for the three-month and nine-month periods ended September 29, 2002 were $505,615 and $1,852,887, compared to $705,338 and $ 2,942,239 for the same periods in 2001. The nine-month decrease of approximately $1,089,000 is a result of a decrease in advertising, due to no television campaign done in 2002 and reduced national show expense as well as a reduction in commissions, due to decreased sales. The three-month decrease of approximately $200,000 was due to no television campaign done in 2002 and a reduction of commissions.

General and Administrative expenses for the three-month and nine-month periods ended September 29, 2002 were $555,299 and $1,689,396 respectively, compared to $664,519 and $2,067,136 the same periods in 2001. The three-month and nine-month decreases are mainly due to the consolidation of Lady Fairway operations into the New Jersey facility as well as decreased Legal, professional fees and FASB 142, Amortization of Goodwill, which states Lady Fairway Goodwill can no longer be expensed in 2002, but was in 2001. Goodwill for Lady Fairway for the three-month and nine-month periods ended September 28, 2001 was approximately $38,000 and $114,000 respectively.

Interest expense for the three-month and nine-month periods ended September 29, 2002 was $47,514 and $194,142 respectively, compared to $115,290 and $365,204 for the same periods in 2001. The average loan balance for the nine-month period ended September 29, 2002 was $4,038,509 compared to $4,717,793 for the same period in 2001. For the three-months ended September 29, 2002, the average loan balance was $2,480,954 compared to $3,733,741 for the same period in 2001. The decrease in the average outstanding balance resulted mainly from better management of inventories and receivables. Interest rates for the three-month and nine-month periods ended September 29, 2002 are lower than the same periods in 2001, therefore decreasing the interest paid on the term loan, line of credit and promissory note. In addition, the balance on the promissory note has decreased due to payments, therefore reducing the interest on the principal.

Other income (expense) for the three-month and nine-month periods ended September 29, 2002 was $32,000 and $255,017 respectively compared to $96,154 and $237,606 for the same periods in 2001. The three-month period ended September 29, 2002, other income (expense) was $32,000 compared to $96,154 for the same period in 2001. This decrease is due to timing of payments for royalty income from international distributors.

The provision for income taxes for the three-month and nine-month periods ended September 29, 2002 was ($102,985) and $183,313 respectively, compared to $307 and $260,416 for the same periods in 2001. This decrease is mainly the result of the amortization in 2001 of Goodwill associated with the acquisition of the Lady Fairway Product Line, which is not deductible for tax purposes. Per SFAS No. 142, amortization was discontinued in 2002.

The Company's net income (loss) before Cumulative Effect of Accounting Change for the three-month and nine-month periods ended September 29, 2002 was ($164,920) and $298,245 respectively compared to $60,681 and $270,857 for the same periods in 2001. The decrease in net income for the three-months ended September 29, 2002 was a result of decreased net revenue as well as decreased margins, offset by reduced selling of approximately $200,000, general and administrative expense $109,000 and interest $68,000. The increase in net income of $27,388 for the nine-months ended September 29, 2002 was a result of decreased net revenue and a decrease to margin, offset by a reduction of selling expense of approximately $1,089,000, reduced general and administrative of $378,000 and reduced interest of $171,000. In addition, other income has increased $17,000.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's working capital increased by $205,673 for the nine-month period ended September 29, 2002, compared to December 31, 2001. Current assets decreased by $1,496,069, offset by a decrease in current liabilities of $1,701,742. Accounts receivable decreased by approximately $1,283,000 and Inventory decreased by $223,000, which was typical for the Company due to the cyclical nature of the golf industry. In addition, Prepaid expenses decreased approximately $68,000 offset by an increase in taxes of approximately $85,000. The short-term borrowings of the Company decreased by approximately $1,523,000. In addition, accounts payable increased by approximately $311,000, Accrued Expenses increased approximately $56,000 and Other Current Liabilities decreased by $16,000 for the nine-month period ended September 29, 2002.

Cash provided by operations was $2,293,911 for the nine-month period ended September 29, 2002, compared to $499,057 for the same period ended September 28, 2001. Cash used by financing activities totaled $2,253,381 for the nine-months ended September 29, 2002, compared to $460,404 for the same period ended September 28, 2001. During the nine-month period ended September 29, 2002 cash used for the payment of equipment purchased was $47,531 compared to cash used of $44,854 for the same period ended September 28, 2001. Cash paid for interest charges on short and long-term borrowing was $263,357 and $320,517 for the nine-month periods ended September 29, 2002 and September 28, 2001, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) The Company filed no reports on for 8K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WOMEN'S GOLF UNLIMITED, INC.

11/13/2002                             /s/ Douglas A. Buffington
----------------                       -------------------------
Dated                                  By:
                                            Douglas A. Buffington
                                            Director, President, Chief
                                            Financial Officer, Chief Operating
                                            Officer and Treasurer

                                  CERTIFICATION

I, Douglas A Buffington, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Women's Golf Unlimited, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Douglas A. Buffington
---------------------------------------------
Director, President, Chief Financial Officer,
Chief Operating Officer and Treasurer

                                  CERTIFICATION

I, Robert L. Ross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Women's Golf Unlimited, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Robert L. Ross
----------------------------
Chairman of the Board and
Chief Executive Officer

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