Form 10-K
period 2002-12-31
WOMENS GOLF UNLIMITED INC
filed 2003-04-03
CIK 782126

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     Commission File
December 31, 2002                                              Number 0-14146

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes( ) No (X)

As of March 26, 2003, 3,227,215 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of Women's Golf Unlimited, Inc on March 24, 2003 was $1,774,968. Solely for purposes of this calculation, the Company deemed every person who, beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                                     PART I

ITEM 1.  BUSINESS

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

The common stock of the Company (the "Common Stock") trades on the Over-The-Counter Bulletin Board under the symbol "GOLF.OB."

Throughout 2002, the Company maintained and strengthened its position as a manufacturer and seller of high-quality, high-performance clubs, especially for women golfers. Golf equipment for women comprised approximately 83% of the Company's business in 2002, as compared against 62% in 1998. Two acquisitions in 2000 expanded significantly both the Company's range of golf products for women and its distribution network. In July, 2000, the Company acquired the NancyLopezGolfTM lines of premium golf clubs and accessories, and on December 31, 2000, the Company acquired the Lady FairwayTM brand of golf shoes and other accessories.

During 2002, the Company continued to improve its Square Two(R) brands of equipment, introducing the Light & Easy III, Power Circle III, Onyx LS and the KW 88V Box set. During 2002 the Company improved its NancyLopezGolf(TM) brand of equipment by the Albany 250 ST Woods. The Company also continued its 20-year partnership with the Ladies Professional Golf Association ("LPGA(R)" ), completed its second year of an endorsement agreement with Nancy Lopez as well as the third year of an endorsement agreement with Kathy Whitworth. The Company's sponsorship of the Square Two(R)/LPGA(R) Custom Club Fitting Program, which began in 1993, provided a forum for design input from professional women golfers during six 2-day seminars. Cosmetic changes to the Company's lines of women's clubs continued to include greater prominence for the distinctive LPGA(R) logo, which all of the women's clubs marketed under the Square Two(R) brand carry.

Between 1998 and 2002, the Company's net sales increased from $11,505,000 to $12,115,124 and shareholders' equity increased from $3,951,942 to $5,282,001.

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

Under the Square Two(R) name, the Company manufactures and markets numerous products for women and men golfers of varying ages and abilities. These products include the Light & Easy(R), Power Circle(TM), Rave(R) II, Agree(R) and Eight-is-Enough(TM) lines of golf clubs.

Under the NancyLopezGolf(TM) trademark, the Company markets premium golf clubs, including the Albany(R) and the Delma(R) lines and the Streak 78(R), Fame 87(R). The Company's NancyLopezGolf(TM) products also include golf balls, the LopezGrip(R) line of golf gloves, golf bags and other golf accessories.

Under the Lady Fairway(TM) line, the Company markets ladies golf shoes, including the Fashion, Outdoor, Legacy and Athletic collections, as well as golf gloves, golf socks and other golf accessories.

Golf clubs accounted for more than 84% of the Company's revenue in 2002 and 82% and 95% in 2001 and 2000, respectively.

Manufacturing

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

Market

The National Golf Foundation estimates that in 2001 there were 26.4 million golfers in the United States. 2002 statistics are not available. Although the rate of growth in numbers of golfers has remained relatively flat since 1998, the general popularity of the sport of golf has created a significant market for golf clubs and other golf accessories. In competition for a share of the market, various manufacturers have developed golf clubs using various materials, differing types of construction and the latest engineering technology.

Marketing & Distribution

Until approximately 20 years ago, top-of-the-line golf equipment was sold almost exclusively by golf professionals at private clubs. Currently, off-course specialty golf shops, sporting goods retailers, discounters, mail-order houses, the Internet and infomercials account for a substantial share of sales to the golf club market.

The Company markets its products primarily through golf retail shops and also through private clubs. NancyLopezGolf(TM) brand clubs sell at premium price points, whereas the Square Two(R) and Lady Fairway brand products retail at mid-level price points. Women's Golf Unlimited product lines are offered to all golf retail shops as well as private clubs, but are not sold to all outlets. As of March 1, 2003, the Company had established a network of approximately 2,250 retailers with approximately 2,800 retail outlets. Each line has a comprehensive catalog for its dealers.

The golf equipment industry is one in which advertising and promotions are required to create market awareness of a company's products. Management anticipates that it will continue to invest in its research and development efforts as well as its advertising expenditures to create brand awareness.

In 2002, no customer accounted for more than 5% of the Company's total sales. The Company does not believe that the loss of any single customer would materially affect its business.

Competition

In general, the Company competes with manufacturers of sporting goods equipment for all phases of the recreation industry, and its business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

The golf club industry is highly competitive and is dominated principally by approximately 10 nationally known manufacturers of sporting goods equipment. Such manufacturers, including Callaway(R), Ping(R), Nike(R), Taylor Made(R), and Cobra/Titleist(R), possess greater financial and other resources than those of the Company. The Company competes with these entities primarily on the basis of the pricing and quality of the Company's products and services, along with the Company's position as an official sponsor of the LPGA(R) for the Square Two brand.

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

The Company owns the rights to the following trademarks registered with the United States Patent and Trademark Office:

AGREE(R)                      LADIES LONG                ONYX(R)                     S2(R)(STYLIZED)
ALBANY(R)                       DRIVER(R)                OUTLAST(R)                  SARASOTA(R)
ALLEGRA(R)                    LADY FAIRWAY(R)            OPAL(R)                     SQUARE TWO(R)
DARDEN(R)                     LADY PETITE(R)             POSIFLOW(R)                 STREAK 78(R)
DEBUT 98(R)                   LIGHT & EASY(R)            POWER CIRCLE(R)             THORPE(R)
DEFINING THE                  LOPEZGRIP(R)               RAVE(R)                     TOTALLY
  WOMEN'S GAME(R)             MELODY(R)                  ROSCOE(R)                     MATCHED(R)
DOMINGO(R)                    NLG(R)                     ROSWELL(R)
FAME 87(R)                    NLG MATCHPLAY              S2(R)(BOUNCING
                                PROCESS(R)                 BALL DESIGN)

"Square Two(R)" is registered in 21 countries. "Lady Fairway" is registered in the United Kingdom and in Sweden.

Given the competitive climate within the golf industry worldwide and the recent counterfeiting of clubhead designs, the Company believes that it is imperative to protect the Company's trade names, trademarks and patentable inventions and designs.

Employees

As of December 31, 2002, the Company employed 44 persons, including 43 full-time employees, 2 of whom were executive officers. Thirty-one of these were hourly employees and 13 were management, administrative and marketing personnel. Additional hourly employees are hired during peak production periods, and management anticipates no problems in finding adequate employees. The employees of the Company are not represented by any labor organization.

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

(d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

It is impracticable for the Company to provide financial information about geographic areas. Historically, the Company's sales to foreign customers have not been material. For the fiscal year ended December 31, 2002, the Company's sales to foreign customers comprised less than 2.5% of net sales. Women's Golf Unlimited works with distributors in Europe, Australia and Canada, on a licensing agreement, in which the Company receives quarterly royalty payments.

ITEM 2.  PROPERTIES

The Company currently leases its manufacturing facility and sales and executive offices located at 18 Gloria Lane, Fairfield, New Jersey 07004, comprising a total of 28,442 square feet of space. As of December 1, 2001 the Company entered into a new lease agreement for the Fairfield location for a period of three years, expiring on November 30, 2004. In December 2001, the Company consolidated the Florida customer service, sales, warehousing and distribution operations for its Lady Fairway(TM) lines with those operations conducted at its New Jersey location. The Company now maintains a small office of approximately 800 square feet in Lutz, Florida for administrative activities relating to the Lady Fairway(TM) line.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders in the fourth quarter period of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

See Part III, Item 10 of this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Over-The-Counter Bulletin Board under under the trading symbol "GOLF.OB." The following table sets forth the high and low bid prices for the Common Stock as provided by Nasdaq for the periods indicated. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Effective October 30, 2002 the common stock of Women's Golf Unlimited began trading on the Over-The-Counter Bulletin Board. Prior to this date the company's stock was trading on the Nasdaq Small Cap Market under the symbol GOLF. In July 2002, Nasdaq notified the company that the publicly held shares of its common stock had not maintained a minimum market value of $1,000,000 over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(7). The company was provided, under Rule 4310(c)(8)(B), 90 calendar days, or until October 21, 2002 to regain compliance. The company was also notified in July that the price of the common stock had closed below the minimum $1.00 per share for 30 consecutive trading days, failing the requirement for continued inclusion under Marketplace Rule 4310(c)(4). The company did not regain compliance under Rule 4310(c)(8)(B) and accordingly its securities were delisted from the Nasdaq Small Cap Market at the opening of business on October 30, 2002.

             PERIODS:                                                       COMMON STOCK BID PRICES:
             --------                                                       ------------------------
                                                                             HIGH              LOW
                                                                             ----              ---
         2001 1st Quarter                                                    $1 06            $0.88
         2001 2nd Quarter                                                    $1.75            $1.29
         2001 3rd Quarter                                                    $2.62            $1.00
         2001 4th Quarter                                                    $2.00            $1.00
         2002 1st Quarter                                                    $1.60            $1.10
         2002 2nd Quarter                                                    $1.50             $.98
         2002 3rd Quarter                                                    $1.10             $.76
         2002 4th Quarter                                                    $1.00             $.51

On March 26, 2003, the number of holders of record of the Company's Common Stock was approximately 176. No cash dividends have been paid to date and it is anticipated that cash dividends will not be paid in the near future.

EQUITY COMPENSATION PLAN INFORMATION

The Company has 1,152,595 of Common Stock which may be issued on exercise of options granted under the 1998 Employee Stock Plan as well as the 1992 Stock Plan for Independent Directors. The following table sets forth certain information pertaining to securities as of December 31, 2002:


----------------------------------------------------------------------------------------------------------------------------
                             (a)                          (b)                               (c)
----------------------------------------------------------------------------------------------------------------------------
Plan Category                Number of securities to      Weighted-average exercise         Number of securities remaining
                             be issued upon exercise      price of outstanding              available for future issuance
                             of outstanding options,      options, warrants and rights      under equity compensation plans
                             warrants and rights                                            (excluding securities reflected
                                                                                            in column (a)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                       694,302                             $2.98                              458,293
security holders
----------------------------------------------------------------------------------------------------------------------------
Total                                       694,302                             $2.98                              458,293
----------------------------------------------------------------------------------------------------------------------------


In 2002, the Company issued 1,021 shares of Common Stock to Frederick B. Ziesenheim and 1,021 shares of common stock to Mary Ann Jorgenson as compensation for their service as directors of the Company and participation in board meetings. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 11.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                      2002               2001              2000              1999              1998
                                      ----               ----              ----              ----              ----
OPERATING RESULTS:
Net Sales                             $12,115,124       $16,144,947       $12,510,314       $11,003,556       $11,505,000
Net Income (Loss)                    ($1,684,570)           164,291           220,654           306,126           440,848
Net Income (Loss)
  per Share-Basic                          (0.52)              0.05            0.10              0.14              0.20
  per Share-Diluted                        (0.52)              0.05            0.10              0.14              0.19
Weighted Average
Number of Shares


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                      2002               2001              2000              1999              1998
                                      ----               ----              ----              ----              ----
  Outstanding-Basic                     3,225,945         3,223,850         2,226,312         2,219,700         2,219,078
  Outstanding-Diluted                   3,240,752         3,266,819         2,264,065         2,263,876         2,315,149
Cash Dividend                                                     0                 0                 0                 0
At Year End:
Working Capital                         2,076,478         1,988,256         1,672,945         4,020,772         3,766,986
Total Assets                            9,572,051        12,994,368        13,678,640         5,752,079         7,534,080
Total Liabilities                       4,290,050         6,031,355         6,882,918         1,492,011         3,582,138
Long-Term Obligations                      62,143           202,413           512,105            84,822           146,157
Shareholders' Equity                    5,282,001         6,963,013         6,795,722         4,260,068         3,951,942
Market Price of
   Common Stock
   High-Low                              1.60/.51          2.62/.88          2.88/.75         4.00/1.62        11.32/2.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Women's Golf Unlimited, Inc. operates in one business segment, the manufacture and marketing of golf equipment, including golf clubs, golf balls, golf gloves, golf bags, and, starting on December 29, 2000, golf shoes and socks. The Company markets its products primarily in the United States. The Company has distributors in Europe, Australia and Canada, which work under licensing agreements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. As of the first quarter of 2002, the Company has completed these steps.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.56) per basic and diluted share, related to the Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company stopped amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $214,000 as of December 31, 2002.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This accounting standard, which is effective for fiscal years beginning after June 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues. The adoption of FAS No. 144 does not have a material effect on the Company's financial statements.

Results of Operations

         Sales

         2002 Compared to 2001

In 2002 net sales were $12,115,124 versus $16,144,947 in 2001, a decrease of 25%. The Square Two brand decreased 22%, the Nancy Lopez Golf brand decreased 24.2% and the Lady Fairway shoe brand decreased 31.2%. The primary decrease for all three brands was a soft U.S economy, bad weather in the Northeast in the spring and a very soft golf economy. Rounds played were down for a third straight year. The number of players continued to be flat. Approximately 10% of the decline in the Square Two brand was caused by price reductions on certain club models.

         2001 Compared to 2000

In 2001, net sales were $16,144,947, versus $12,510,314 in 2000. This is an increase of 29%, resulting from an increase of $4,834,633 in sales attributable to the Lady Fairway(TM) and

NancyLopezGolfTM brand acquisitions, offset by a decrease of $1,200,000 in sales of Square Two(R) brand products due to bad weather in the spring 2001 selling season and the U.S. economic recession, both of which contributed to a poor industry environment in 2001. The Company does not have its own historical sales data to evaluate the impact of these factors on 2001 sales of the Lady Fairway(TM) and NancyLopezGolfTM brand products.

         Gross Profit

         2002 Compared to 2001

In 2002, gross profit on sales (net sales less the cost of goods sold) was $4,534,825 or 37% of sales, a decrease from the 2001 gross profit of $6,775,415 or 42% of sales. This decrease in gross profit percentage was due primarily to lower revenue and a higher mount of shoes sold at discounted prices.

         2001 Compared to 2000

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

         Selling Expenses

         2002 Compared to 2001

Selling expenses decreased to $2,263,832 in 2002, versus $3,495,523 in 2001. The primary reasons for the $1,231,691 decrease were elimination of television advertising in 2002, as well as management decision not to exhibit at the industries major trade show. In addition, commission expense decreased due to a decline in the volume of sales.

         2001 Compared to 2000

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

         General Administrative

         2002 Compared to 2001

General and Administrative expenses were $2,123,531 in 2002, versus $2,759,711 in 2001. The primary reasons for the decrease were mainly due to the consolidation of Lady Fairway operations into the New Jersey facility, effective December 1, 2001, as well as decreased Legal, Bad Debt Expense and FASB 142, Amortization of Goodwill, which states Lady Fairway Goodwill can no longer be expensed in 2002, but was in 2001. Goodwill for Lady Fairway for the year ended December 31, 2001 was $151,412.

         2001 Compared to 2000

General and Administrative expenses were $2,759,711 in 2001, versus $1,647,827 in 2000. The primary reasons for the increase were the non-recurring general and administrative expenses associated with the Lady Fairway(TM) acquisition not incurred in 2000, including increased legal fees, and the recording of 12-months goodwill associated with the NancyLopezGolf(TM) brand (versus 5 months of goodwill expense associated with that brand in 2000).

         Interest

         2002 Compared to 2001

Interest expense for 2002 was $241,063, a decrease of 42.0% versus the 2001 interest expense of $413,111. The average loan balance for 2002 was $3,397,576 compared to $4,233,045 for 2001. Interest rates for 2002 were lower than 2001, therefore decreasing the interest paid on the term loan, line of credit & promissory note. In addition, the balance on the promissory note had been decreased throughout 2002, therefore reducing the interest on the principal. See also the discussion of "Liquidity and Capital Resources" below.

         2001 Compared to 2000

Interest expense for 2001 was $413,111, an increase of 77.0% over the 2000 interest expense of $233,385. This increase in interest expense resulted from the higher average outstanding balance of the credit facility in 2001 plus the increase of long-term debt in 2001, offset by favorable interest rates. See also the discussion of "Liquidity and Capital Resources" below.

         Other Income

         2002 Compared to 2001

Other Income for 2002 was $301,380 compared to $269,313 in 2001. The increase is mainly due to royalty income from international distributors associated with the Square Two(R) and NancyLopezGolf(TM) products.

         2001 Compared to 2000

Other Income/(Expense) for 2001 was $269,313, compared to ($5,307) in 2000. The increase is mainly due to royalty income from international distributors related to the NancyLopezGolf(TM) product line.

         Income Taxes

         2002 Compared to 2001

During 2002, the Company recorded a provision for income taxes of $85,901, compared to $212,092 in 2002. The provision for income tax as a percentage of income before taxes was 41% in 2002 as compared with 56% in 2001.

         2001 Compared to 2000

During 2001, the Company recorded a provision for income taxes of $212,092, compared to $57,369 in 2000. The provision for income tax as a percentage of income before taxes was 56% in 2001 as compared with 21% in 2000. The effective tax rate was higher in 2001 as compared to 2000 primarily as a result of the elimination in 2000 of certain tax reserves (related to over-accruals of corporate tax liabilities) and the amortization in 2001 of goodwill associated with the acquisition of the Lady FairwayTM product line, which is not deductible for tax purposes.

         Net Income (Loss)

         2002 Compared to 2001

The Company's net income before Cumulative Effect of Accounting Change for year ended December 31, 2002 was $121,878 compared to $164,291 for 2001. The decrease in net income was a result of decreased net revenue as well as decreased margins, offset by reduced selling, general and administrative expense and interest. Net Loss in 2002 was ($1,806,448) compared to Net Income of $164,291 for 2001. This decrease was due to a goodwill impairment of $1,806,448 related to the Lady Fairway acquisition that was recorded in the first quarter of 2002. (See Part II, Item 7, SFAS No. 142).

         2001 Compared to 2000

During 2001, the Company had net income of $164,291, compared to $220,654 in 2000. The decrease was the result of decreased net revenue, increased selling, general and administrative expense and interest, offset by increased margin gross profit and other income.

Liquidity and Capital Resources

The Company's working capital at year-end was $2,076,478 in 2002, compared to $1,988,256 for 2001, an increase of 4.4%. This increase was the result of a decrease in current assets of $1,512,813 offset by a decrease in current liabilities of $1,512,813. The decrease in current assets was due mainly to decreases of $774,279 in accounts receivable, $74,277 in prepaid expenses and inventory of $664,091. The 2002 decrease in current liabilities is due to decreases of $1,104,830 in the current portion of long-term debt, $922,545 in short-term borrowings,

$103,423 in accrued expenses, $19,735 other current liabilities, offset by an increase of $515,961 in accounts payable and $33,537 for lease obligations.

Average balances for accounts receivable in 2002 of $3,426,066 were 12.0% less than the 2001 average balances of $3,895,128, also as a result of decreased sales.

Cash provided by operations in 2002 was $2,323,051 compared to $179,046 in 2001 and $1,483,778 in 2000. The increase in net cash provided by operations is due primarily to the Company's reduction of inventory and accounts receivable offset by increased accounts payable

The Company's credit facility with PNC Bank (the "PNC Credit Facility") allows a revolving line of credit up to a maximum of $8,000,000 less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases, as well as up to $1,750,000 in the form of standby or documentary letters of credit and demand loans.

The availability of funds under the revolving line of credit varies because it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2002 was 4.50%. At December 31, 2002, funds available to the Company under the line of credit were approximately $1,118,000.

The average outstanding balance on the line of credit was $3,397,576 in 2002, a decrease from $4,233,045 in 2002. This decrease resulted from a 9.0% decrease in the average inventory balance ($4,328,270 in 2002 as compared to $4,757,047 in 2001), as well as a decrease in the average accounts receivable balance.

As of December 31, 2002, the Company had outstanding letters of credit or demand loans under the PNC Credit Facility, which totaled $45,823.

The PNC Credit Facility contains certain covenants, which among other items require the maintenance of certain financial ratios including tangible net worth and working capital and an annual limit on capital expenditures. Any event of default under the credit facility permits the lender to cease making additional loans thereunder. The Company was not in compliance with one covenant, relating to capital expenditures, of the facility as of December 31, 2002. The Company received a waiver on March 28, 2002 from its lender.

Other debt obligations of the Company, associated with the acquisitions, are a term loan from PNC Bank in the original principal amount of $900,000, of which $200,000 remained outstanding on December 31, 2002.

The Company is obligated under various contractual commitments over the next five years. The following is the five-year commitments of the Company as of December 31, 2002:

                                                       Less Than                                           Over
       Contractual Obligation           Total           1 Year          1-3 Years       4-5 Years        5 Years
Operating Leases                     $     368,063      $192,489         $  175,574
Capitalized Leases                          95,680        33,537             62,143
License Agreements                       1,508,000       236,000            472,000         400,000         400,000
Employment Agreements                      765,000       255,000            510,000
                                    ---------------  --------------  ----------------  -------------   -------------
Total contractual obligations        $   2,736,743      $717,026         $1,219,717        $400,000        $400,000
                                    ===============  ==============  ================  =============   =============

Critical Accounting Policies

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

         Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs, collections and current credit conditions. Accounts are written off as un-collectible on a case-by-case basis.

         Inventories

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market. Inventories consist of materials, labor and manufacturing overhead.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit, term loan and promissory note. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2002 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2003 would result in an increase in interest expense for the following 12 months of approximately $37,351.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Financial Statement Schedule on page F-1 for the location in this report of the financial statements and supplementary data.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's current directors and executive officers are:

NAME                                        AGE                            POSITION WITH THE COMPANY
----                                        ---                            -------------------------
Robert L. Ross                               58             Chairman of the Board and Chief Executive Officer

Douglas A. Buffington                        47             Director, President, Chief Financial Officer, Chief Operating Officer
                                                            and Treasurer

Randy A. Hamill                              47             Senior Vice President of Manufacturing and Resources and Assistant
                                                            Secretary

Richard M. Maurer                            54             Director and Secretary

James E. Jones                               40             Director and Vice President of Marketing

Mary Ann Jorgenson                           62             Director

Nancy Lopez                                  45             Director

Frederick B. Ziesenheim                      76             Director

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, executive officers and any person holding ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Based solely on a review of copies of the forms furnished to the Company in 2002 and written representations from the Company's directors and executive officers, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them in 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities paid by the Company for the years ended December 31, 2002, 2001 and 2000 to or on behalf of Robert L. Ross, Douglas A. Buffington, Randy A. Hamill and James E. Jones (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                    ANNUAL COMPENSATION                                AWARDS
                                                    -------------------                                ------
                                                                             OTHER           SECURITIES
NAME AND                                                                     ANNUAL          UNDERLYING        ALL OTHER
PRINCIPAL POSITION                YEAR        SALARY        BONUS         COMPENSATION        OPTIONS        COMPENSATION
------------------                ----        ------        -----         ------------        -------        ------------
Robert L. Ross,                   2002      $       0    $       0          $      0                0           $   0

Chief Executive Officer           2001      $      0     $       0          $      0                0           $   0
                                  2000      $      0     $       0          $      0           10,000           $   0

Douglas A. Buffington,            2002      $175,000     $       0          $ 19,267(4)             0            $975(8)
President, Chief Financial        2001      $173,073     $  45,000(1)       $ 19,829(4)        20,000(5)        $ 975(8)
Officer, Chief Operating          2000      $150,000     $  35,000(2)       $ 19,392(4)        20,000(6)        $ 975(8)
Officer, and Treasurer

Randy A. Hamill,                  2002      $130,962     $       0          $      0                0           $   0
Senior Vice President             2001      $116,539     $  31,250(1)       $      0                0           $   0
Manufacturing and                 2000      $100,000     $  20,000(3)       $      0            5,000(6)        $   0
Resources and Assistant
Secretary

James E. Jones,                   2002(9)   $ 96,923     $       0          $      0                0           $   0
Vice President                    2001(9)   $100,000     $       0          $      0                0           $   0
of Marketing

(1) Bonus earned in 2001, paid in 2002.

(2) Bonus earned in 2000, paid in 2001.

(3) Bonus earned in 2000, paid in 2000.

(4) Travel/commuting expenses reimbursed by the Company.

(5) Awarded for 2001 services, granted in 2002.

(6) Awarded for 2000 services, granted in 2000.

(8) The Company paid the $975 annual premium on a $750,000 insurance policy on the life of Mr. Buffington, which names Mr. Buffington's wife as the sole beneficiary.

(9) Mr. Jones became an employee on January 1, 2001.

The following table sets for information pertaining to stock options granted to the Named Executives in 2002

                                                          2002 OPTION GRANTS

                                          NUMBER OF             % OF TOTAL
                                          SECURITIES          OPTIONS GRANTED      EXERCISE OR
                                          UNDERLYING           TO EMPLOYEES        BASE PRICE     EXPIRATION
NAME                                   OPTIONS GRANTED            IN 2002             $/SH           DATE
----                                   ---------------            -------             ----           ----
Douglas A. Buffington                     20,000 (1)               100.0%            $1.18 (2)     1/15/2012


(1)      Immediately exercisable.

(2)      Upon certain changes in control, exercise price becomes $0.01.

     The following table sets forth certain information pertaining to stock options held by the Named Executives as of December 31, 2002. The Named Executives exercised no options in 2002.

                      2002 FISCAL YEAR-END OPTION HOLDINGS

                                        NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                                    OPTIONS                             IN-THE-MONEY OPTIONS
                                               AT FISCAL YEAR-END                       AT FISCAL YEAR-END(1)
                                               ------------------                       ---------------------
NAME                                    EXERCISABLE         UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
----                                    -----------         -------------         -----------         -------------
Robert L. Ross                               67,500               0                    $0                  $0
Douglas A. Buffington                       105,375               0                    $0                  $0
Randy A. Hamill                              59,842               0                    $0                  $0
James E. Jones                                    0               0                    $0                  $0

(1) Calculated on the basis of the fair market value of the Common Stock of $.58 per share on December 31, 2002, less exercise price.

Compensation of Directors

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

On December 29, 2000, the Company and S2 Acquisition entered into an employment agreement with James E. Jones, effective as of January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement, pursuant to which Mr. Jones serves as the Vice President of Marketing of the Company. Under this agreement, Mr. Jones' annual base salary is $100,000, he may also receive grants of options to purchase shares of the Company's Common Stock, and he receives the Company's standard employee fringe benefits. The agreement also contains "noncompetition" and "invention and secrecy" clauses. Effective November 1, 2002, Mr. Jones' annual base salary was adjusted to $80,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 26, 2003 by (i) each person who beneficially owned 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers as a group calculated in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                           AMOUNT
                                                         BENEFICIALLY                        PERCENT
NAME AND ADDRESS                                           OWNED(1)                         OF CLASS(1)

L. R. Jeffrey (2)                                             250,000                            7.2%
2552 Harbour Lane
Sanibel, FL 33957

Richard M. Maurer (3)                                       1,501,096                           45.6%
Director and Secretary
Three Gateway Center
Pittsburgh, PA 15222

Robert L. Ross (4)                                          1,473,596                           44.7%
Chairman of the Board

and Chief Executive Officer
Three Gateway Center
Pittsburgh, PA 15222

Mary Ann Jorgenson                                             14,016                               *
Director
4900 Key Tower
127 Public Square
Cleveland, OH 44114-1304

Frederick B. Ziesenheim                                        13,999                               *
Director
700 Koppers Building
436 7th Avenue
Pittsburgh, PA 15219-1818

Douglas A. Buffington                                         107,375                            3.2%
President, Chief Financial
Officer, Chief Operating
Officer and Treasurer
18 Gloria Lane
Fairfield, NJ 07004

Randy A. Hamill (5)                                            74,142                            2.3%
Senior Vice President
of Manufacturing and Resources
and Assistant Secretary
18 Gloria Lane
Fairfield, NJ 07004



James E. Jones                                                775,000                           24.0%
Director and Vice President
of Marketing
26238 State Road 54
Lutz, FL 33559

Brian Christopher                                             225,000                            7.0%
26238 State Road 54
Lutz, FL 33559

Wesmar Partners (6)                                         1,399,096                           43.4%
MR & Associates
Maurer, Ross & Co., Incorporated
Three Gateway Center
Pittsburgh, PA 15222

All directors and executive
officers as a group (7 persons)(7)                          2,560,128                           72.6%

* Less than 1%.

(1) The numbers shown include shares covered by options that are currently exercisable as of March 26, 2003. The numbers and percentages of shares owned assume that such outstanding options had been exercised as follows: L.
    R. Jeffrey, Jr. - 250,000, Richard M. Maurer - 67,500, Robert L. Ross - 67,500, Douglas A. Buffington - 105,375, Randy A. Hamill - 59,892 and all directors and executive officers as a group - 300,267.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

During the fiscal year ended December 31, 2002, MR & Associates provided consulting services to the Company for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

Messrs. Maurer and Ross, as indirect owners of more than five percent of the Common Stock, had an interest in the Company's acquisition in July of the assets of NancyLopezGolf(TM), and acquisition in December of 2000, through S2 Acquisition, of Ladies Golf.

Nancy Lopez, a director of the Company as of January 1, 2001, is the President of Lopez Enterprises, which receives royalty payments and, if certain targets are met, options to purchase Common Stock as well as bonuses for certain tournament winnings under the licensing agreement with the Company, into which the Company entered pursuant to the July 2000 transaction to acquire the assets of NancyLopezGolf(TM). In 2002, Lopez Enterprises received royalty payments of $200,000 from the Company.

James E. Jones, a director of the Company as of January 1, 2001, became the holder of more than five percent of the Company's Common Stock and entered into an employment agreement with the Company pursuant to the Company's acquisition of Ladies Golf in December of 2000.

During the fiscal year ended December 31, 2002, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P. ("Squire, Sanders"), of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company in various matters for which the Company paid to Squire, Sanders fees of $16,602 during the year.

During the fiscal year ended December 31, 2002, the Company retained the law firm of Webb, Ziesenheim, Logsdon, Orkin & Hanson, P,C, ("Webb Ziesenheim"), of which Frederick B. Ziesenhiem a director of the Company, is Vice Chairman of the Board of Directors, to represent the Company in various matters for which the Company paid to Webb Ziesenheim fees of $39,737 during the year.

                        ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal controls, and concluded that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's last evaluation

ITEM 15.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.(1)

                                   AUDIT FEES

         Rothstein, Kass and Company, P.C. billed the Company approximately $51,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2002 and for the review of the financial statements included in the Company's quarterly report and for the quarterly reports filed for the three months ended September 29, 2002, June 30, 2002 and March 31, 2002.

                                    TAX FEES

         Rothstein, Kass and Company, P.C. billed the Company $6,500 for the preparation of Federal and State tax returns for the year ended December 31, 2001.

                                     PART IV

ITEM 16.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

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

(b) No reports on Form 8-K were filed for the fourth quarter ended December 31, 2002.



----------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WOMEN'S GOLF UNLIMITED, INC.

Dated:   April 3, 2003                     By:  /s/ Douglas A. Buffington
                                              ---------------------------
                                           Douglas A. Buffington
                                           President, Chief Financial Officer,
                                           Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                            TITLE                        DATE
        ---------                            -----                        ----

/s/ Douglas A. Buffington         Director, President, Chief              April 3, 2003
-------------------------------   Financial Officer, Chief
Douglas A. Buffington             Operating Officer and Treasurer


/s/ Robert L. Ross                Chairman of the Board                   April 3, 2003
-------------------------------   and Chief Executive Officer
Robert L. Ross


/s/ Richard M. Maurer             Director and Secretary                  April 3, 2003
-------------------------------
Richard M. Maurer


/s/ James E. Jones                Director and Vice President             April 3, 2003
-------------------------------
James E. Jones


/s/ Mary Ann Jorgenson            Director                                April 3, 2003
-------------------------------
Mary Ann Jorgenson


/s/ Nancy Lopez                   Director                                April 3, 2003
-------------------------------
Nancy Lopez


/s/ Frederick B. Ziesenheim       Director                                April 3, 2003
-------------------------------
Frederick B. Ziesenheim


CERTIFICATION

I, Douglas A Buffington, certify that:

     1. I have reviewed this annual report on Form 10-K of Women's Golf Unlimited, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/Douglas A. Buffington
------------------------
Director, President, Chief Financial Officer, Chief Operating
Officer and Treasurer

CERTIFICATION

I, Robert L. Ross, certify that:

     1. I have reviewed this annual report on Form 10-K of Women's Golf Unlimited, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: April 3, 2003
  /s/Robert L. Ross
  -----------------
Chairman of the Board and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report                                                            F-2

Balance Sheets as of December 31, 2002 and 2001                                         F-3

Statements of Operations for the Years
Ended December 31, 2002, 2001 and 2000                                                  F-4

Statements of Cash Flows for the Years Ended
December 31, 2002, 2001 and 2000                                                  F-5 - F-6

Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2002, 2001 and 2000                                            F-7

Notes to Financial Statements                                                    F-8 - F-21

Financial Statement Schedule II - Valuation and

Qualifying Accounts and Reserves                                                      F-22

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Women's Golf Unlimited, Inc.

We have audited the accompanying balance sheets of Women's Golf Unlimited, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, cash flows, changes in shareholders' equity and financial statement schedule for each of the years in the three-year period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Women's Golf Unlimited, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 7, 2003, except for Note 13 as to which the date is March 28, 2003

                          WOMEN'S GOLF UNLIMITED, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                 2002               2001
                                                             -----------        -----------
ASSETS
Current Assets
Cash                                                         $     3,551        $     7,717
Accounts Receivable - Net                                      2,318,286          3,092,565
Inventories                                                    3,742,026          4,406,117
Prepaid Expenses                                                  63,522            137,799
Deferred Income Taxes                                            177,000            173,000
                                                             -----------        -----------
          Total Current Assets                                 6,304,385          7,817,198

Plant and Equipment  - Net                                       231,898            140,347
Deferred Income Taxes                                             61,000             30,000
Intangible Asset- Net                                          2,925,023             56,397
Goodwill - Net                                                                    4,896,568
Other Assets - Net                                                49,745             53,858
                                                             -----------        -----------
          Total Assets                                       $ 9,572,051        $12,994,368
                                                             ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Long-Term Debt, Current Portion                              $   202,413        $ 1,307,243
Obligation under Capital Lease, Current Portion                   33,537
Short-Term Borrowings                                          2,857,920          3,780,465
Accounts Payable                                                 889,150            373,189
Accrued Expenses                                                 244,887            348,310
Other Current Liabilities                                                            19,735
                                                             -----------        -----------
          Total Current Liabilities                            4,227,907          5,828,942


Long-Term Liabilities
Long-Term Debt, less Current Portion                                                202,413
Obligation Under Capital Lease, less Current Portion              62,143
                                                             -----------        -----------
          Total Liabilities                                    4,290,050          6,031,355
                                                             -----------        -----------
Commitments
Shareholders' Equity
         Common Stock, $.01 Par; 12,000,000 Authorized
Shares: 3,227,215 and 3,225,173 Issued and
Outstanding at December 31, 2002 and 2001,
    Respectively                                                  32,272             32,252
Additional Paid-in-Capital                                     6,354,274          6,350,736
Retained Earnings (Accumulated Deficit)                       (1,104,545)           580,025
                                                             -----------        -----------
          Total Shareholders' Equity                           5,282,001          6,963,013
                                                             -----------        -----------
          Total Liabilities and Shareholders' Equity         $ 9,572,051        $12,994,368
                                                             ===========        ===========

                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                          2002                2001                2000
                                                      ------------        ------------        ------------
Net Sales                                             $ 12,115,124        $ 16,144,947        $ 12,510,314
Cost of Goods Sold                                       7,580,299           9,369,532           8,251,834
                                                      ------------        ------------        ------------
Gross Profit                                             4,534,825           6,775,415           4,258,480
                                                      ------------        ------------        ------------
Operating Expenses:
   Selling                                               2,263,832           3,495,523           2,093,938
   General & Administrative                              2,123,531           2,759,711           1,647,827
                                                      ------------        ------------        ------------
Total Operating Expenses                                 4,387,363           6,255,234           3,741,765
                                                      ------------        ------------        ------------
Operating Income                                           147,462             520,181             516,715
                                                      ------------        ------------        ------------
Other Income (Expense)
   Interest Expense                                       (241,063)           (413,111)           (233,385)
   Other Income (Expense), Net                             301,380             269,313              (5,307)
                                                      ------------        ------------        ------------
                                                            60,317            (143,798)           (238,692)
                                                      ------------        ------------        ------------
Income Before Income Taxes                                 207,779             376,383             278,023
Provision for Income Taxes                                  85,901             212,092              57,369
                                                      ------------        ------------        ------------
Income before Cumulative Effect of
         Accounting Change                                 121,878             164,291             220,654

Cumulative Effect of Accounting Change                  (1,806,448)
                                                      ------------        ------------        ------------
Net Income (Loss)                                     $ (1,684,570)       $    164,291        $    220,654
                                                      ============        ============        ============
Earnings per Common Share from before
            Accounting Change Basic                   $       0.04        $       0.05        $       0.10
                                                      ============        ============        ============
                                  Diluted             $       0.04        $       0.05        $       0.10
                                                      ============        ============        ============

Loss per Common Share from Cumulative
    Effect of Accounting Change - Basic               $      (0.56)       $       0.00        $       0.00
                                                      ============        ============        ============
                                  Diluted             $      (0.56)       $       0.00        $       0.00
                                                      ============        ============        ============
Earnings (Loss) per Share - Basic                     $      (0.52)       $       0.05        $       0.10
                                                      ============        ============        ============
                            Diluted                   $      (0.52)       $       0.05        $       0.10
                                                      ============        ============        ============
Weighted Average Number of Shares Outstanding -
                            Basic                        3,225,945           3,223,850           2,226,312
                            Diluted                      3,241,533           3,266,819           2,264,065


                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      2002               2001               2000
                                                                   -----------        -----------        -----------
OPERATING ACTIVITIES
   Net Income (Loss)                                               $(1,684,570)       $   164,291        $   220,654
   Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided By
         Operating Activities:
          Depreciation                                                  87,558            109,032             56,222
          Amortization                                                 221,495            380,396            108,003
          Deferred Income Taxes (Benefit)                              (35,000)            63,000             25,600
          Goodwill Impairment                                        1,806,448
          Issuance of Stock for Compensation                             3,558              3,000              5,000
          Bad Debt Expense                                             214,000            331,121            321,000
          Provision for Discounts                                      267,643            265,242            261,270
          Provision for Returns                                         10,189             41,553            116,410
          Provision for Inventory Obsolescence                          24,930             28,724             45,558
     Changes in Assets and Liabilities:
          Accounts Receivable                                          292,636           (162,713)          (110,434)
          Inventories                                                  639,160           (388,719)            16,529
          Prepaid Expenses                                              74,277             68,183            (73,004)
          Other Assets                                                   4,113               (244)              (301)
          Accounts Payable                                             515,961           (563,423)           454,027
          Accrued Expenses                                             (99,612)           (94,025)           127,485
          Other Current Liabilities                                    (19,735)           (66,372)           (90,241)
                                                                   -----------        -----------        -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES            2,323,051            179,046          1,483,778
                                                                   -----------        -----------        -----------
INVESTING ACTIVITIES
   Acquisitions, Net of Cash Acquired                                                                     (4,486,687)
   Purchase of Equipment                                               (98,432)           (53,472)           (68,273)
                                                                   -----------        -----------        -----------
                  NET CASH USED IN INVESTING ACTIVITIES                (98,432)           (53,472)        (4,554,960)
                                                                   -----------        -----------        -----------
FINANCING ACTIVITIES
    Proceeds from (Repayments of) Short-Term Borrowings, Net          (922,545)           319,637          2,285,586
    Proceeds from Long-Term Debt                                                                             900,000
    Repayments of Obligation under Capital Lease                       (11,284)
    Repayments of Long-Term Debt                                    (1,294,956)          (447,380)          (104,668)
                                                                   -----------        -----------        -----------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (2,228,785)          (127,743)         3,080,918
                                                                   -----------        -----------        -----------
INCREASE (DECREASE) IN CASH                                             (4,166)            (2,169)             9,736

CASH - BEGINNING OF YEAR                                                 7,717              9,886                150
                                                                   -----------        -----------        -----------
CASH - END OF YEAR                                                 $     3,551        $     7,717        $     9,886
                                                                   ===========        ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
     Interest                                                      $   310,329        $   342,903        $   222,719
                                                                   ===========        ===========        ===========
     Income Taxes                                                  $   218,034        $   174,368        $    28,591
                                                                   ===========        ===========        ===========

                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

SUPPLEMENTAL SCHEDULES OF NON-CASH
INVESTING AND FINANCING ACTIVITES

                                                           2002           2001             2000
                                                         --------       --------       ----------
Long-Term Debt Incurred in
Connection with Acquisition                              $   --         $   --         $1,000,000
                                                         ========       ========       ==========
Common Stock Issued in Connection with Acquisition       $   --         $   --         $2,310,000
                                                         ========       ========       ==========
Equipment Financed Through
Long-Term Debt                                           $   --         $   --         $   21,730
                                                         ========       ========       ==========
Capital Lease Obligation Incurred in
Connection with the Acquisition of Equipment             $ 92,964       $   --         $     --
                                                         ========       ========       ==========
Transfer of Fixed Asset in Connection with
Debt Settlement                                          $ 12,288       $   --         $     --
                                                         ========       ========       ==========


                     The accompanying notes are an integral
                            part of these statements.

                          WOMEN'S GOLF UNLIMITED, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                               Common Stock                             Retained
                                               ------------            Additional       Earnings         Total
                                                                         Paid-In      (Accumulated   Shareholders'
                                          Shares          Amount         Capital        Deficit)         Equity
                                          ------          ------         -------        --------         ------
Balances-- January 1, 2000                 2,220,113   $      22,201   $  4,042,787   $     195,080   $   4,260,068

Issuance of Common Stock                       2,926              30          4,970                           5,000
Issuance of Common Stock for
   Acquisition                             1,000,000          10,000      2,300,000                       2,310,000
Net Income 2000                                                                             220,654         220,654
                                       -------------   -------------   ------------   -------------   -------------
Balances-- December 31, 2000               3,223,039   $      32,231   $  6,347,757   $     415,734   $   6,795,722
                                       -------------   -------------   ------------   -------------   -------------
Issuance of Common Stock                       2,134              21          2,979                           3,000
Net Income 2001                                                                             164,291         164,291
                                       -------------   -------------   ------------   -------------   -------------
Balances-- December 31, 2001               3,225,173   $      32,252   $  6,350,736   $     580,025   $   6,963,013
                                       =============   =============   ============   =============   =============
Issuance of Common Stock                       2,042              20          3,538                           3,558
Net Loss 2002                                                                            (1,684,570)     (1,684,570)
                                       -------------   -------------   ------------   --------------  --------------
Balances-- December 31, 2002               3,227,215   $      32,272   $  6,354,274   $  (1,104,545)  $   5,282,001
                                       =============   =============   ============   ==============  =============


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

CONCENTRATION OF CREDIT RISK

The Company sells to customers primarily throughout the United States, with a small amount sold to customers overseas. The Company does not require collateral on its trade receivables and it believes its trade receivables, net of allowances, will be collected. The Company anticipates that in the event of default it would follow normal collection procedures. Overall, management believes the Company's credit risk related to its trade receivables is limited due to the broad range of products and the large number of customers in differing geographic areas.

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

ACCOUNTS RECEIVABLE

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs, collections and current credit conditions. Accounts are written off as un-collectible on a case-by-case basis.

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

The estimated lives used in determining depreciation are:

                  Software                                             3 Years
                  Machinery and Equipment                              5 Years
                  Furniture and Fixtures                               7 Years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter.

Maintenance and repairs are charged to operations as incurred.

REVENUE RECOGNITION

The Company recognizes revenue upon the shipment of merchandise in fulfillment of orders. As of December 31, 2002 and 2001, the Company had an allowance for doubtful accounts of $256,143 and $237,692, respectively, allowance for discounts of $40,000, in each year, and an allowance for returns of $78,393 and $103,393, respectively.

ADVERTISING COSTS

The Company expenses costs of advertising as incurred. Advertising expenses included in selling expenses for the years ended December 31, 2002, 2001, and 2000 were approximately $567,000, $1,238,000 and $589,000, respectively.

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

STOCK-BASED COMPENSATION

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro-forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (See Note 10).

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

                                                                                       2002            2001            2000
                                                                                    ---------       ---------       ---------
Weighted average common shares
outstanding                                                                         3,225,945       3,223,850       2,226,312

Plus:  Incremental shares from assumed
conversions of options                                                                 15,588          42,969          37,753
                                                                                    ---------       ---------       ---------
Dilutive weighted average common shares
outstanding                                                                         3,241,533       3,266,819       2,264,065
                                                                                    =========       =========       =========
Antidilutive options                                                                  105,966
                                                                                    =========       =========       =========

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

RECLASSIFICATIONS

Certain reclassifications to prior years' financial statements were made in order to conform to the 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. The Company has adopted the disclosure provisions of this Statement as of December 31, 2002 (See Note 10).

2.       INVENTORIES

Inventories at December 31, 2002 and 2001 consist of the following components:

                                           2002                  2001
                                           ----                  ----
         Finished Goods                  $  673,565            $  793,101
         Raw Materials                    3,068,461             3,613,016
                                         ----------            ----------
                                         $3,742,026            $4,406,117
                                         ==========            ==========

3.       PLANT AND EQUIPMENT

Plant and equipment at December 31, 2002 and 2001 were as follows:

                                                           2002             2001
                                                       ----------       ----------
Software                                               $   92,964       $     --
Machinery and Equipment                                 1,167,682        1,106,981
Furniture and Fixtures                                    103,262          103,262
Leasehold Improvements                                     43,554           43,554
                                                       ----------       ----------
Total                                                   1,407,463        1,253,797
Less:  Accumulated Depreciation and Amortization        1,175,565        1,113,450
                                                       ----------       ----------
                                                       $  231,898       $  140,347
                                                       ==========       ==========

Depreciation for the years ended 2002, 2001 and 2000 was $87,558, $109,032 and $56,222, respectively.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. As of the first quarter of 2002, the Company has completed these steps.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $1,806,448, or ($.56) per basic and diluted share, related to the Lady Fairway acquisition as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company stopped amortizing approximately $1.2 million of an intangible asset deemed to have an indefinite useful life, primarily related to the Lady Fairway trademark. The Company estimated the fair value of the associated sole unit by using a present value of future cash flows model. Based on the current level of the intangible asset deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $150,000. Amortization expense related to intangible assets deemed to have a definite useful life is approximately $214,000 as of December 31, 2002. If the adoption of this statement occurred on January 1, 2001, Net Income
(loss) from continuing operations and Earnings per Share, Basic and Diluted would have been as follows:

(In thousands except earning per share)                                    2002          2001         2000
                                                                        ---------        ----       ---------
Income before cumulative effect of change in accounting principle       $     122        $164       $     221
Add back: trademark amortization                                                          150               1
                                                                        ---------        ----       ---------
Adjusted net income before cumulative effect of change in
    accounting principle                                                      122         304             222
Cumulative effect of change in accounting principle                        (1,806)
                                                                        ---------        ----       ---------
Adjusted net income (loss)                                              $  (1,684)       $304       $     222
                                                                        =========        ====       =========
Basic and Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle       $    0.04        $0.05      $    0.10
Add back: amortization                                                                    0.05
                                                                        ---------        ----       ---------
Adjusted net income before cumulative effect of change in
    accounting principle                                                     0.04        0.10            0.10
Cumulative effect of change in accounting principle                         (0.56)
                                                                        ---------        ----       ---------
Adjusted earnings (loss) per share                                      $   (0.52)       $0.10      $    0.10
                                                                        =========        ====       =========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The following is a summary of intangibles at December 31, 2002 and 2001:

                                                              2002                                         2001
                                                             --------                                     --------
                                                    Gross               Accumulated              Gross               Accumulated
                                                    Amount              Amortization            Amount               Amortization
Intangible subject to amortizaton:
Licenses                                            $ 2,156,368              $ 519,782           $ 2,156,368              $ 305,543
Patents and Trademarks                                  223,809                182,282               223,809                167,412
                                               -----------------      -----------------    ------------------      -----------------
                                                    $ 2,380,177              $ 702,064           $ 2,380,177              $ 472,955
                                               =================      =================    ==================      =================
Intangibles not subject to amortization:
Trademarks                                          $ 1,246,910
                                               =================

Pursuant to the adoption of SFAS No. 142, $1,850,825 and $1,246,910, was reclassified from Goodwill to Licenses and Trademarks, respectively.

Amortization expense for 2002 was $229,109; estimated amortization expense for each of the ensuing years through December 31, 2007 is $214,000.

5.       SHORT-TERM BORROWINGS

The Company has a revolving line of credit with PNC Bank, National Association (the "Bank") allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, subject to various borrowing bases. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate as of December 31, 2002 and 2001 was 4.50% and 5.00%, respectively. At December 31, 2002 and 2001, unused funds available to the Company under the line of credit were approximately $1,118,000 and $679,000, respectively. Outstanding letters of credit as of December 31, 2002 and 2001 were $45,823 and $0 respectively.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. At December 31, 2002 the Company was in default of one covenant (See Note 13).

6.       LONG-TERM DEBT AND CAPITAL LEASE

At December 31, 2002 and 2001 long-term debt consists of the following:

                                                                                        2002             2001
                                                                                     ----------       ----------
    Note payable in monthly installments of $25,000, through August 2003, plus interest at prime plus one and one-half percent. The interest rate was
    5.75% and 6.25% at December
    31, 2002 and 2001, respectively                                                  $  200,000       $  500,000

    Promissory note payable to a related party, originally due on December 31, 2001, paid during 2002. The interest rate
    was 5.00% at December 31, 2001                                                                     1,000,000
    Other                                                                                 2,413            9,656
                                                                                     ----------       ----------
                                                                                        202,413        1,509,566
Less current portion                                                                    202,413        1,307,243
                                                                                     ----------       ----------
                                                                                     $                $  202,413
                                                                                     ==========       ==========

The Company has certain software under a capital lease agreement. Minimum future lease payments under this capital lease are as follows:

For the Year ended December 31,
                2003                                          $   40,068
                2004                                              40,068
                2005                                              26,712
                                                              ----------
Future minimum lease payments                                    106,848

Less amounts representing interest                                11,168
                                                             -----------
Present value of minimum lease payments                           95,680

Less current maturities                                           33,537
                                                             -----------
                                                             $    62,143

7.       INCOME TAXES

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following:

                                                    2002                     2001                     2000
                                                    ----                     ----                     ----
Current
    Federal                                    $       93,658           $      115,496           $       13,851
    State                                              27,243                   33,596                   17,918
                                               --------------           --------------           --------------
                                                      120,901                  149,092                   31,769
                                               --------------           --------------           --------------
Deferred
    Federal                                           (29,750)                  53,550                   21,760
    State                                              (5,250)                   9,450                    3,840
                                               ---------------          --------------           --------------
                                                      (35,000)                  63,000                   25,600
                                               ---------------          --------------           --------------
Total Provision
    for Income Taxes                           $       85,901           $      212,092           $       57,369
                                               ==============           ==============           ==============

A summary of the differences between the actual income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to income is as follows:

                                       2002            2001           2000
                                     --------        --------       --------

Federal Tax at Statutory Rate        $ 70,644        $127,970       $ 94,528
Increase in Taxes
Resulting From:
     Permanent Differences              3,245          55,419
     State Tax, Net of Federal
       Tax Benefit                     12,467          28,410          1,806
Reversal of Reserves                                                 (15,665)
Other                                    (455)            293        (23,300)
                                     --------        --------       --------
Total Income Tax Provision           $ 85,901        $212,092       $ 57,369
                                     ========        ========       ========

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax assets at December 31, 2002 and December 31, 2001 are as follows:

                                              December 31, December 31,
                                                2002             2001
                                             ---------        ---------
Accounts Receivable Allowances               $ 144,000        $ 152,000
Accrued Expenses                                33,000           14,000
Non-Compete Agreement                                             7,000
                                             ---------        ---------
Current Deferred Income Tax Assets           $ 177,000        $ 173,000
                                             =========        =========

Amortization                                 $  77,000        $  36,000
Other                                          (16,000)          (6,000)
                                             ---------        ---------
Non Current Deferred Income Tax Assets       $  61,000        $  30,000
                                             =========        =========

8.       PURCHASE TRANSACTIONS

During 2000, the Company made the following acquisitions:

On July 31, 2000, the Company acquired from The Arnold Palmer Golf Company (the "Seller") substantially all of the net assets of its NancyLopezGolf (TM) division, for a cash purchase price of $4,633,333 (the "Purchase Price"). The Purchase Price was a function of projected sales volume, with a post-closing adjustment to be based on (i) changes in the net asset value between April 29, 2000 and the closing date and (ii) realization on accounts receivable in the first six months after closing. On the closing date the Company paid $3,000,000 of the Purchase Price to the Seller, using the principal amount of a $900,000 term loan extended to the Company by the Bank together with funds available under the Company's existing revolving line of credit with the Bank. On August 10, the Company, using funds available to it under an amendment to its existing revolving line of credit with the Bank, deposited $150,000 of the Purchase Price into escrow pending the final determination of the purchase price adjustment and paid to the Seller $1,009,405, representing the remaining balance of the Purchase Price adjusted pursuant to a mutual agreement of the parties in anticipation of the post-closing purchase price adjustment. At the time of the purchase, the Company allocated the excess cost over the fair value of net assets acquired to goodwill, which amounted to $2,156,369, and is being amortized on a straight line basis over a period of ten years. Pursuant to SFAS No. 142 (See Note 4), the Company reclassified from goodwill to licenses approximately $1,850,000 related to this transaction and is continuing to amortize this amount.

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

At the time of the purchase the Company allocated the excess cost over the fair value of net assets acquired to goodwill, which amounted to $3,242,854 and is being amortized on a straight line basis over a period of 25 years. Pursuant to SFAS No. 142 (See Note 4), the Company recorded a goodwill impairment of $1,806,448. In addition, the Company stopped amortizing approximately 1.2 million of an intangible asset deemed to have an indefinite useful life.

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

9.       OPERATING LEASE

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

The annual total base rent for 2003 will be $192,489. In addition to the base rent, the Company is obligated to pay its pro rata share of real estate taxes, assessments and water and sewer charges. Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $199,919, $164,697 and $163,977,
respectively.

As of December 31, 2002, future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

                  YEARS ENDING DECEMBER 31,
                  -------------------------

                   2003          $192,489
                   2004           175,574
                                 --------
                                 $368,063
                                 ========
10.      COMMITMENTS

LICENSING AGREEMENTS

Ladies Professional Golf Association

Under the terms of an agreement with the Ladies Professional Golf Association ("LPGA"), the Company is obligated to pay a license and royalty fee based upon sales volume. Beginning in 1998, the minimum annual license and royalty fee is $200,000 through December 31, 2003 payable in equal quarterly installments. In the event that the sum of (A) 5% of the net sales of the licensed products (other than golf shoes) up to $1,000,000 in any calendar year, (B) 2.5% of the net sales of the licensed products (other than golf shoes) in excess of $1,000,000 and less than $5,000,000 in any calendar year, (C) 1% of the net sales of the licensed products (other than golf shoes) in excess of $5,000,000, and (D) 1% of the net sales of golf shoes in any calendar year, exceeds the minimum license fee, the excess shall be paid as a royalty fee. Royalty expense for years ended December 31, 2002, 2001 and 2000 was $200,000, respectively.

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

Royalty expense under this agreement for the years ended December 31, 2002, 2001 and 2000 was $ 61,692, $66,695 and $61,484, respectively.

Nancy Lopez Enterprises, Inc.

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

Royalty expense under this agreement for the years ended December 31, 2002, 2001 and 2000 was $200,000, $200,000 and $83,332, respectively.

EMPLOYMENT AGREEMENTS

The Company entered into a new employment agreement with a key executive officer effective January 1, 2001 and terminating on December 31, 2005 unless terminated sooner as provided in the agreement. The base annual salary under the agreement was $175,000. An incentive cash bonus and stock option program are incorporated into the agreement. Additional stock options, other than those provided in the incentive program, may be granted at the discretion of the Company. The agreement also contains a "non-compete" clause and an "invention and secrecy" clause.

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

OTHER LIABILITIES

In connection with a Separation Agreement, the Company granted its former President stock options for 250,000 shares of the Company's common stock ("Common Stock") at an exercise price of $4.48 per share, which was the average of the closing bid and asked prices of the Company's Common Stock on the last trading date immediately preceding the effective date of the grant. Subject to certain limitations, the options were exercisable immediately and will remain exercisable until April 16, 2006. If, and to the extent that, any amount is realized in excess of the exercise price upon the sale of any Common Stock obtained upon exercise of all or any part of the options, then 65 percent of such excess amount, subject to certain limitations, is to be paid to the Company in immediately available funds concurrent with the realization event.

11.      STOCK OPTIONS AND GRANTS OF STOCK

Options have been granted to current and former officers, employees and directors of the Company at the discretion of the Company's Board of Directors. Options have also been granted in connection with endorsement agreements. The table below summarizes all outstanding stock options.

                                                                                                         Weighted
                                                                                                         Average
                                                   Number of                   Range of                  Exercise
                                                     Shares                 Exercise Price                Price
                                                  -------------      -----------------------------     -------------
Outstanding at January 1, 2000                         596,545            $  0.938  -   $ 5.00           $  3.295
   Granted                                              76,307                0.750 -    2.563              1.479
   Cancelled                                           (10,000)              (4.375)                       (4.375)
                                                  -------------      -----------------------------     -------------
Outstanding at December 31, 2000                       662,852                0.750 -      5.00             3.070
   Granted                                               4,687                1.250 -     1.650             1.432
                                                  -------------      -----------------------------     -------------
Outstanding at December 31, 2001                       667,539                0.750 -     5.000             3.058
    Granted                                             26,763                0.580 -     1.210             1.122
                                                  -------------      -----------------------------     -------------
Outstanding at December 31, 2002                       694,302            $  0.580  -   $ 5.000          $  2.984
                                                  =============      =============================     =============


The Company applies the intrinsic value method in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued to employees under any of the Company's stock option plans. If compensation cost for stock option grants issued during 2002, 2001 and 2000 had been determined under the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced due to the pro-forma amounts indicated below:

                                                                  2002               2001               2000

Net Income (Loss), as Reported                                 $(1,684,570)       $   164,291        $   220,654

Deduct: Total stock based compensation expense
     determined under the fair value method for all
     awards, net of related tax effect                              (4,648)            (2,687)           (43,466)
                                                               -----------        -----------        -----------
Net Income (Loss),  Proforma                                   $(1,689,218)       $   161,604        $   177,188
                                                               ===========        ===========        ===========
Basic and Diluted Earnings (Loss) Per Share, As Reported       $     (0.52)       $      0.05        $      0.10
                                                               ===========        ===========        ===========
Basic and Diluted Earnings (Loss) Per Share, Proforma          $     (0.52)       $      0.05        $      0.10
                                                               ===========        ===========        ===========

The fair value of each stock option granted under the Company's plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants issued under the plans in 2002, 2001 and 2000:

                                                                2002                  2001                2000
                                                                ----                  ----                ----
Annualized Volatility                                             62%                  66%                  53%
Risk-Free Interest Rate                                          4.0%                 4.5%                   5%
Expected Term of Option (in years)                                3.5                  3.5                  3.5
Dividend Yield                                                    N/A                  N/A                  N/A

The weighted average fair values per share of stock options granted during 2002, 2001 and 2000 were $.50 $.67, and $.60, respectively.

                                                              Number of Shares                    Weighted
                                                               Outstanding and                     Average
                                                                  Exercise                      Contractual
Exercise Price Range                                          December 31, 2002                     Price
--------------------                                          -----------------                     -----
$0.58 to $2.00                                                      280,664                          $1.43
$2.01 to $5.00                                                      413,638                           4.04
                                                                    -------                          -----
Total                                                               694,302                          $2.98
                                                                    =======                          =====

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

12.      RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2002, 2001 and 2000, MR & Associates provided the Company with consulting services for $5,000 per month. Messrs. Maurer and Ross, directors of the Company, are officers, directors, and principal shareholders of Maurer Ross & Co., Incorporated, the general partner of MR & Associates. MR & Associates is the managing general partner of Wesmar Partners, a beneficial owner of more than five percent of the Common Stock.

During the fiscal years ended December 31, 2002, 2001 and 2000, the Company retained the law firm of Webb Ziesenheim Logsdon Orkin & Hanson, P.C., of which Frederick B. Ziesenheim, a director of the Company, is Vice Chairman of the Board of Directors, to represent the Company on various intellectual property matters. The Company had paid fees to Webb Ziesenheim Logsdon Orkin & Hanson, P.C. of $39,737, $48,222 and $20,520, in 2002, 2001 and 2000, respectively.

During the fiscal years ended December 31, 2002, 2001 and 2000, the Company retained the law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson, a director of the Company, is a partner, to represent the Company on various matters. The Company had paid Squire, Sanders & Dempsey L.L.P. $15,602, $49,615 and $125,200 in 2002, 2001 and 2000, respectively.

13.      SUBSEQUENT EVENT

On March 28, 2003 the Company obtained a waiver from its lender in connection with failing a certain loan covenant.

14.      QUARTERLY SELECTED DATA (UNAUDITED)

                                     FIRST             SECOND             THIRD              FOURTH
                                    QUARTER            QUARTER           QUARTER            QUARTER
                                  -----------        -----------       -----------        -----------
2002
Net Sales                         $ 3,622,795        $ 3,914,338       $ 2,387,272        $ 2,190,719
Gross Profit                        1,457,217          1,697,226           808,523            571,859
Net Income (Loss)                  (1,675,648)           332,365          (164,920)          (176,367)
Income per common
and common equivalent share
     Basic                              (0.52)               .10             (0.05)             (0.05)
     Dilutive                           (0.52)               .10             (0.05)             (0.05)

2001
Net Sales                         $ 4,521,595        $ 5,402,339       $ 3,484,474        $ 2,736,539
Gross Profit                        1,871,704          2,347,175         1,449,367          1,107,169
Net Income (Loss)                     173,928             36,248            60,681           (106,566)
Income per common
and common equivalent share
     Basic                                .05                .01               .02              (0.03)
     Dilutive                             .05                .01               .02              (0.03)

2000
Net Sales                         $ 2,864,570        $ 3,927,376       $ 3,091,279        $ 2,627,089
Gross Profit                          950,843          1,454,317         1,035,529            817,791
Net Income (Loss)                     114,037            288,705            60,013           (242,101)
Income per common
and common equivalent share
     Basic                                .05                .13               .03              (0.11)
     Dilutive                             .05                .13               .03              (0.11)

                          WOMEN'S GOLF UNLIMITED, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                      BALANCE AT     CHARGED TO     CHARGED                         BALANCE
                                      BEGINNING      COSTS AND      TO OTHER                        AT END
                                       OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS        OF YEAR
                                      ----------     ----------     --------      ----------        -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 2000                     $215,000       $321,000           --         $215,064(1)       $320,936
December 31, 2001                      320,936        331,121           --          414,365(1)        237,692
December 31, 2002                      237,692        214,000                       195,549           256,143

ALLOWANCE FOR RETURNS
December 31, 2000                       83,000        116,410           --          106,410            93,000
December 31, 2001                       93,000         41,553           --           31,160           103,393
December 31, 2002                      103,393         10,189                        35,189            78,393

ALLOWANCE FOR DISCOUNTS
December 31, 2000                       40,000        261,270           --          261,270            40,000
December 31, 2001                       40,000        265,242           --          265,242            40,000
December 31, 2002                       40,000        267,643                       267,643            40,000

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

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350.

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350.

* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

** Management contract or management compensatory plan or arrangement.