Form 10-Q
period 2003-03-30
WOMENS GOLF UNLIMITED INC
filed 2003-05-14
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 2003.

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

On March 30, 2003, 3,227,215 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                                    FORM 10-Q

                    For Quarterly Period Ended March 30, 2003


                                      INDEX



PART I.    FINANCIAL INFORMATION                                    Page Number


Item 1.    Financial Statements

           Balance Sheets -
                    March 30, 2003 and December 31, 2002                  2

           Statements of Operations -
                    Three Months Ended March 30, 2003
                    and March 31, 2002                                    3

           Statements of Cash Flows -
                    Three Months Ended March 30, 2003
                    and March 31, 2002                                    4

           Notes to Financial Statements                                  5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  6

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                              8

PART II.   OTHER INFORMATION                                              9

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                               9

SIGNATURES                                                                10

CERTIFICATION                                                             11

EXHIBIT INDEX                                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                                 BALANCE SHEETS
                        AS OF MARCH 30, 2003 (UNAUDITED)
                              AND DECEMBER 31, 2002

                                                                                       March 30,        December 31,
                                                                                         2003               2002
                                                                                       ---------        -------------
ASSETS
Current Assets
Cash                                                                                 $      3,580       $      3,551
Accounts Receivable - Net                                                               3,351,174          2,318,286
Inventories                                                                             3,960,848          3,742,026
Prepaid Expenses                                                                           49,607             63,522
Deferred Income Taxes                                                                     195,000            177,000
                                                                                     ------------       ------------
          Total Current Assets                                                          7,560,209          6,304,385

Plant and Equipment  - Net                                                                213,410            231,898
Deferred Income Taxes                                                                      56,000             61,000
Intangible Asset - Net                                                                  2,829,936          2,925,023
Other Assets - Net                                                                         87,622             49,745
                                                                                     ------------       ------------

          Total Assets                                                               $ 10,747,177       $  9,572,051
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term Debt                                                       $    125,602       $    202,413
Obligation under Capital Lease, Current Portion                                            34,250             33,537
Short-term Borrowings                                                                   4,456,401          2,857,920
Accounts Payable                                                                          412,823            889,150
Accrued Expenses                                                                          446,836            244,887
                                                                                     ------------       ------------
          Total Current Liabilities                                                     5,475,912          4,227,907

Long-Term Liabilities
Obligation under Capital Lease, less Current Portion                                       51,070             62,143
                                                                                     ------------       ------------
          Total Liabilities                                                             5,526,982          4,290,050
                                                                                     ------------       ------------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized:  3,227,215 & 3,227,215 Issued
     & Outstanding at March 30, 2003 and
     December 31, 2002, respectively                                                       32,272             32,272
Additional Paid in Capital                                                              6,354,274          6,354,274
Accumulated Deficit                                                                    (1,166,351)        (1,104,545)
                                                                                     ------------       ------------

          Total Shareholders' Equity                                                    5,220,195          5,282,001
                                                                                     ------------       ------------

          Total Liabilities and Shareholders' Equity                                 $ 10,747,177       $  9,572,051
                                                                                     ============       ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 30, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)


                                                                                                  March 30               March 31
                                                                                                    2003                   2002
                                                                                                -----------             -----------
Net Sales                                                                                       $ 2,773,646             $ 3,622,795
Cost of Goods Sold                                                                                1,806,849               2,165,578
                                                                                                -----------             -----------
Gross Profit                                                                                        966,797               1,457,217
                                                                                                -----------             -----------

Operating Expenses:
   Selling                                                                                          532,888                 661,267
   General & Administrative                                                                         522,428                 559,237
                                                                                                -----------             -----------
Total Operating Expenses                                                                          1,055,316               1,220,504

Operating Income (Loss)                                                                             (88,519)                236,713
                                                                                                -----------             -----------

Other Income (Expense)
   Interest Expense                                                                                 (50,015)                (71,968)
   Other                                                                                             33,678                  35,107
                                                                                                -----------             -----------
                                                                                                    (16,337)                (36,861)
                                                                                                -----------             -----------

Income (Loss) Before Income Taxes                                                                  (104,856)                199,852

Provision (Benefit) for Income Taxes                                                                (43,050)                 69,052
                                                                                                -----------             -----------

Income (Loss) before Cumulative Effect of Accounting Change                                         (61,806)                130,800
                                                                                                -----------             -----------

Cumulative Effect of Accounting Change, Net of Tax                                                                        1,806,448
                                                                                                -----------             -----------

Net (Loss) Income                                                                               ($   61,806)            ($1,675,648)
                                                                                                ===========             ===========


Earnings per Common Share from before Cumulative Effect
      Of Accounting Change                    Basic                                             $     (0.02)            $      0.04
                                                                                                ===========             ===========
                                              Diluted                                           $     (0.02)            $      0.04
                                                                                                ===========             ===========

Cumulative Effect of Accounting Change        Basic                                             $    --                 $     (0.56)
                                                                                                ===========             ===========
                                              Diluted                                           $    --                 $     (0.55)
                                                                                                ===========             ===========

Loss Per Share                                Basic                                             $     (0.02)            $     (0.52)
                                                                                                ===========             ===========
                                              Diluted                                           $     (0.02)            $     (0.51)
                                                                                                ===========             ===========

Weighted Average Number of Common Shares Outstanding -
                                              Basic                                               3,227,215               3,225,173
                                              Diluted                                             3,227,215               3,256,480



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 30, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)



                                                                                                March 30,                 March 31,
                                                                                                  2003                      2002
                                                                                             --------------             ------------
OPERATING ACTIVITIES
   Net Loss                                                                                  $     (61,806)             $(1,675,648)
   Adjustments to Reconcile Net Loss to
          Net Cash (Used By) Operating Activities:
          Goodwill Impairment                                                                                             1,806,448
          Depreciation                                                                              26,051                   16,877
          Amortization                                                                              53,560                   53,560
          Deferred Income Taxes                                                                    (13,000)                 (39,000)
          Bad Debt Expense                                                                          61,026                   72,000

   Changes in Assets and Liabilities:
          Accounts Receivable                                                                   (1,093,914)              (1,137,885)
          Inventories                                                                             (218,822)                  38,260
          Prepaid Expenses                                                                          13,915                   70,914
          Other Assets                                                                               3,650                    7,874
          Accounts Payable                                                                        (476,327)                 186,922
          Accrued Expenses                                                                         201,949                  196,694
                                                                                               -----------              -----------

NET CASH USED BY OPERATING ACTIVITIES                                                           (1,503,718)                (402,984)
                                                                                               -----------              -----------

INVESTING ACTIVITIES
         Purchases of Equipment                                                                     (7,563)
         Proceeds from Disposal of Plant & Equipment                                                                          1,967

                                                                                               -----------
NET CASH PROVIDED BY(USED BY) INVESTING ACTIVITIES                                                  (7,563)                   1,967
                                                                                               -----------              -----------

FINANCING ACTIVITIES
   Repayments of long-term debt                                                                    (87,171)                 (94,545)
   Proceeds from Revolving Line of Credit, Net                                                   1,598,481                  488,245
                                                                                               -----------              -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        1,511,310                  393,700
                                                                                               -----------              -----------

INCREASE (DECREASE) IN CASH                                                                             29                   (7,317)

CASH - BEGINNING OF PERIOD                                                                           3,551                    7,717
                                                                                               -----------              -----------

CASH - END OF PERIOD                                                                           $     3,580              $       400
                                                                                               ===========              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Period For:
     Interest                                                                                  $    42,663              $    58,527
                                                                                               ===========              ===========
     Income Taxes                                                                              $    10,501              $    94,470
                                                                                               ===========              ===========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

As of March 30, 2003, the Company had a working capital surplus of approximately $2,048,000 and an accumulated deficit of approximately $1,166,000. For the period ended March 30, 2003, the Company has incurred a loss of approximately $62,000 and used cash in operations of approximately $1,504,000. In addition, the Company's remaining availability on its line of credit is approximately $286,000.

Management's near and long-term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and a part of its ongoing corporate strategy, the Company is pursuing several initiatives, such as expanding its presence in key markets and aggressive cost cutting programs. These initiatives are intended to increase liquidity and better position the Company to compete under current market conditions.

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

2)       STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148. Due to the insignificant effect on the financial statements, interim disclosure is not presented.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at March 30, 2003 and December 31, 2002 consisted of the following components:

                         3/30/03              12/31/02
                        ----------           ----------
Raw Materials           $  712,953           $  673,565
Finished Goods           3,247,895            3,068,461
                        ----------           ----------
                        $3,960,848           $3,742,026
                        ==========           ==========

SHORT TERM BORROWINGS

The Company has a secured revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 4.50% as of March 30, 2003 and December 31, 2002. The Company's remaining availability on the line of credit, as of March 30, 2003 was approximately $ 286,000.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. The Company was in compliance with all covenants and conditions of the facility as of March 30, 2003.

QUARTERLY ENDS

The Company reports its interim financial statements as of the Sunday closest to month-end of the quarter. Therefore, the interim quarters for fiscal 2003 will end on March 30, 2003, June 29, 2003 and September 28, 2003. The Company reports its year-end financial statements as of December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-months ended March 30, 2003 were $2,773,646 compared to $3,622,795 for the same period in 2002. Management attributes this 23.4% decrease for the three-month period to the softness in the equipment industry caused by the general economic slowdown and bad weather in parts of the country in the spring. The Square Two brand was down 31.1% and the NancyLopezGolf brand was down 33.4% for the three-months ended March 30, 2003. The

Lady Fairway shoe brand had increased sales of 18.1% for the three-months ended March 30, 2003. This increase was the result of better price points, better styling and better fit.

Gross profit as a percentage of sales for the three-month period ended March 30, 2003 was 34.9% as compared to 40.2% for the same period in 2002. The decrease in gross margins was primarily the result of lower production in the first quarter resulting in lower overhead absorption due to lower volume.

Selling expenses for the three-month period ended March 30, 2003 was $532,888 compared to $661,267 for the same period in 2002. The three-month decrease of approximately $128,000 is a result of a decrease in advertising, reduced national show expense as well as a reduction in commissions, due to decreased sales.

General and Administrative expenses for the three-month period ended March 30, 2003 was $522,428 compared to $559,237 the same period in 2002. The three-month decrease are mainly decreased legal and professional fees as well as a reduction to bad debt expense.

Interest expense for the three-month period ended March 30, 2003 was $50,015 compared to $71,968 for the same period in 2002. The average loan balance for the three-month period ended March 30, 2003 was $4,243,792 compared to $4,335,575 for the same period in 2002. The decrease in the average outstanding balance resulted mainly from better management of inventories and receivables. Interest rates for the three-month period ended March 30, 2003 were lower than the same period in 2002, therefore decreasing the interest paid on the term loan and line of credit. In addition, in 2002 interest was paid on a promissory note that was paid in full as of December 31, 2002.

Other income (expense) for the three-month period ended March 30, 2003 was $33,678 compared to $35,107 for the same period in 2002. This decrease is due to a decrease in royalty income from international distributors.

The provision for income taxes for the three-month period ended March 30, 2003 was ($43,050) compared to $69,052 for the same period in 2002. This decrease is mainly the result of the Company's reduced income before taxes in 2003.

The Company's net income (loss) for the three-month period ended March 30, 2003 was ($61,806) compared to $130,800 for the same period in 2002. The decrease in net income for the three-months ended March 30, 2003 was a result of decreased net revenue as well as decreased margins, offset by reduced selling of approximately $128,000, general and administrative expense $37,000 and interest $21,000.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $7,819 for the three-month period ended March 30, 2003, compared to December 31, 2002. Current assets increased by $1,255,824 and current liabilities increased $1,248,005. Accounts receivable increased by approximately $1,033,000 and inventory increased by $219,000, which was typical for the Company due to the cyclical nature of the golf industry. In addition, Prepaid expenses decreased approximately $14,000, while deferred taxes increased $18,000. The short-term borrowings of the Company increased by approximately $1,598,000. In addition, accounts payable decreased by approximately $476,000 and accrued expenses increased approximately $202,000 for the three-month period ended March 30, 2003.

Cash used by operations was $1,503,718 for the three-month period ended March 30, 2003, compared to $402,984 for the same period ended March 31, 2002. Cash provided by financing activities totaled $1,511,310 for the three-months ended March 30, 2003, compared to $393,700 for the same period ended March 31, 2002. During the three-month period ended March 30, 2003, cash used for the payment of equipment purchased was $7,563 compared to cash provided for the disposal of equipment purchased was $1,967 for the same period ended March 31, 2002. Cash paid for interest charges on short and long-term borrowing was $42,663 and $58,527 for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, with limitation, controls and procedures designed to ensure that information required to be disclosed by the Company, in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit and term loan. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2002 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2003 would result in an increase in interest expense for the following 12 months of approximately $42,449. There have been no material changes in the market risks faced by the Company since December 31, 2002.

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

                                       WOMEN'S GOLF UNLIMITED, INC.

05/14/2003                             /s/ Douglas A. Buffington
----------                             -------------------------
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

Date: May 14, 2003

/s/Douglas A. Buffington
------------------------------------------------
Director, President, Chief Financial Officer,
Chief Operating Officer and Treasurer

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

Date: May 14, 2003

/s/Robert L. Ross
-----------------------------------------------
Chairman of the Board and Chief Executive Officer

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