Form 10-Q
period 2003-06-29
WOMENS GOLF UNLIMITED INC
filed 2003-08-14
CIK 782126

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended June 29, 2003.

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

                                YES  X     NO
                                    ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                YES        NO  X
                                    ---       ---

On August 14, 2003, 3,229,031 shares of common stock, $.01 par value, were issued and outstanding.

                          WOMEN'S GOLF UNLIMITED, INC.
                                    FORM 10-Q

                    For Quarterly Period Ended JUNE 29, 2003

                                      INDEX


PART I.      FINANCIAL INFORMATION                                   Page Number
                                                                     -----------

Item 1.      Financial Statements

             Balance Sheets -
                  June 29, 2003 and December 31, 2002                     2

             Statements of Operations -
                  Three Months Ended June 29, 2003 and
                  June 30, 2002                                           3

             Statements of Operations -
                  Six Months Ended June 29, 2003 and
                  June 30, 2002                                           4

             Statements of Cash Flows -
                  Six Months Ended June 29, 2003 and
                  June 30, 2002                                           5

             Notes to Financial Statements                                6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           10

PART II.     OTHER INFORMATION                                           11

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                            11

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES                                                               12

EXHIBIT AND INDEX                                                        13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                                 BALANCE SHEETS
                         AS OF JUNE 29, 2003 (UNAUDITED)
                         AND DECEMBER 31, 2002 (AUDITED)



                                                                June 29,             December 31,
                                                                  2003                   2002
                                                                  ----                   ----
ASSETS

Current Assets
Cash                                                          $      6,007           $      3,551
Accounts Receivable - Net                                        2,856,037              2,318,286
Inventories                                                      4,529,434              3,742,026
Prepaid Expenses                                                    76,632                 63,522
Deferred Income Taxes                                              223,000                177,000
                                                              ------------           ------------
          Total Current Assets                                   7,691,110              6,304,385

Plant and Equipment  - Net                                         187,247                231,898
Deferred Income Taxes                                               94,000                 61,000
Intangible Assets - Net                                          2,810,603              2,925,023
Other Assets - Net                                                  49,745                 49,745
                                                              ------------           ------------

          Total Assets                                        $ 10,832,705           $  9,572,051
                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion Long Term Debt                                $     50,000           $    202,413
Obligation under Capital Lease, Current Portion                     33,537                 33,537
Short-term Borrowings                                            3,608,612              2,857,920
Accounts Payable                                                 1,084,862                889,150
Accrued Expenses                                                   520,548                244,887
                                                              ------------           ------------
          Total Current Liabilities                              5,297,559              4,227,907

Long-Term Liabilities
Obligation under Capital Lease, less Current Portion                41,423                 62,143
                                                              ------------           ------------
          Total Liabilities                                      5,338,982              4,290,050
                                                              ------------           ------------

Shareholders' Equity
Common Stock, $.01 Par; 12,000,000 Shares
     Authorized; 3,227,215 Issued
     & Outstanding at June 29, 2003 and
     December 31, 2002                                              32,272                 32,272
Additional Paid in Capital                                       6,354,274              6,354,274
Accumulated Deficit                                               (892,823)            (1,104,545)
                                                              ------------           ------------

          Total Shareholders' Equity                             5,493,723              5,282,001
                                                              ------------           ------------

          Total Liabilities and Shareholders' Equity          $ 10,832,705           $  9,572,051
                                                              ============           ============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                         JUNE 29, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)


                                                                 June 29,              June 30,
                                                                   2003                  2002
                                                                   ----                  ----
Net Sales                                                       $ 3,568,676           $ 3,914,338
Cost of Goods Sold                                                2,079,466             2,217,112
                                                                -----------           -----------
Gross Profit                                                      1,489,210             1,697,226
                                                                -----------           -----------

Operating Expenses:
   Selling                                                          599,979               686,005
   General & Administrative                                         530,472               574,860
                                                                -----------           -----------
Total Operating Expenses                                          1,130,451             1,260,865
                                                                -----------           -----------

Operating Income                                                    358,759               436,361
                                                                -----------           -----------

Other Income (Expense)
   Interest Expense                                                 (51,307)              (74,660)
   Other Income                                                     167,299               187,910
                                                                -----------           -----------
                                                                    115,992               113,250
                                                                -----------           -----------

Income Before Income Taxes                                          474,751               549,611

Provision for Income Taxes                                          201,223               217,246
                                                                -----------           -----------

Net Income                                                      $   273,528           $   332,365
                                                                -----------           -----------


Earnings per Common Share
                 Basic                                          $      0.08           $      0.10
                                                                ===========           ===========
                 Diluted                                        $      0.08           $      0.10
                                                                ===========           ===========

Weighted Average Number of Common Shares Outstanding -
                 Basic                                            3,227,215             3,225,173
                 Diluted                                          3,227,391             3,249,140



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                         JUNE 29, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                                          June 29,              June 30,
                                                                            2003                  2002
                                                                            ----                  ----
Net Sales                                                                $ 6,342,322           $ 7,537,133
Cost of Goods Sold                                                         3,886,315             4,382,690
                                                                         -----------           -----------
Gross Profit                                                               2,456,007             3,154,443
                                                                         -----------           -----------

Operating Expenses:
   Selling                                                                 1,132,867             1,347,272
   General & Administrative                                                1,052,900             1,134,097
                                                                         -----------           -----------
Total Operating Expenses                                                   2,185,767             2,481,369

Operating Income                                                             270,240               673,074
                                                                         -----------           -----------

Other Income (Expense)
   Interest Expense                                                         (101,322)             (146,628)
   Other Income                                                              200,977               223,017
                                                                         -----------           -----------
                                                                              99,655                76,389
                                                                         -----------           -----------

Income Before Income Taxes                                                   369,895               749,463

Provision for Income Taxes                                                   158,173               286,298
                                                                         -----------           -----------

Income before Cumulative Effect of Change in Accounting Principle            211,722               463,165
                                                                         -----------           -----------

Cumulative Effect of Change in Accounting Principle, Net of Tax                                  1,806,448
                                                                         -----------           -----------

Net Income (Loss)                                                        $   211,722           $(1,343,283)
                                                                         ===========           ===========

Earnings per Common Share before Cumulative
   Effect of Accounting Change                      Basic                $      0.07           $      0.14
                                                                         ===========           ===========
                                                    Diluted              $      0.07           $      0.14
                                                                         ===========           ===========

Cumulative Effect of Change in Accounting Principle
                                                    Basic                $      --             $     (0.56)
                                                                         ===========           ===========
                                                    Diluted              $      --             $     (0.56)
                                                                         ===========           ===========

Earnings (Loss) Per Share                           Basic                $      0.07           $     (0.42)
                                                                         ===========           ===========
                                                    Diluted              $      0.07           $     (0.42)
                                                                         ===========           ===========

Weighted Average Number of Common Shares Outstanding -
                                                       Basic               3,227,215             3,225,173
                                                       Diluted             3,227,284             3,256,479


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          WOMEN'S GOLF UNLIMITED, INC.
                             STATEMENTS OF CASHFLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 29, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)


                                                                          June 29,              June 30,
                                                                            2003                  2002
                                                                            ----                  ----
OPERATING ACTIVITIES
   Net Income (Loss)                                                    $   211,722           $(1,343,283)
   Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided By (Used In) Operating Activities:
          Depreciation                                                       52,963                31,305
          Amortization                                                      107,120                99,504
          Goodwill Impairment                                                                   1,806,448
          Deferred Income Taxes                                             (79,000)              (39,000)
          Bad Debt Expense                                                  122,052               144,000

   Changes in Assets and Liabilities:
          Accounts Receivable                                              (659,803)             (299,089)
          Inventories                                                      (787,408)              (65,566)
          Prepaid Expenses                                                  (13,110)               63,995
          Other Assets                                                        7,300                11,602
          Accounts Payable                                                  195,712               416,100
          Accrued Expenses                                                  275,661               117,626
          Other Current and Non-Current Liabilities                               0               (15,735)
                                                                        -----------           -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (566,791)              927,907
                                                                        -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES, Purchases of Equipment                (8,312)              (42,113)
                                                                        -----------           -----------

FINANCING ACTIVITIES
   Repayments of long-term debt                                            (173,133)             (403,622)
   Proceeds from (Repayment of) Revolving Line of Credit, Net               750,692              (489,059)
                                                                        -----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         577,559              (892,681)
                                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH                                               2,456                (6,887)

CASH - BEGINNING OF PERIOD                                                    3,551                 7,717
                                                                        -----------           -----------

CASH - END OF PERIOD                                                    $     6,007           $       830
                                                                        ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash Paid During the Period For:
     Interest                                                           $    94,337           $   191,437
                                                                        ===========           ===========
     Income Taxes                                                       $    44,251           $   130,470
                                                                        ===========           ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Women's Golf Unlimited, Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. For further information, refer to the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

2) STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used in reported results. The Company has implemented SFAS No. 148. Due to the insignificant effect on the financial statements, interim disclosure is not presented.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issue SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating SFAS 149 and has not yet determined the impact of adopting its provisions.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

INVENTORIES

Inventories are valued at the lower of cost, determined on the basis of the first-in, first-out method, or market.

Inventories at June 29, 2003 and December 31, 2002 consisted of the following components:

                                               6/29/03              12/31/02
                                               -------              --------
Raw Materials                                 $  815,298           $  673,565
Finished Goods                                 3,714,136            3,068,461
                                              ----------           ----------
                                              $4,529,434           $3,742,026
                                              ==========           ==========


SHORT-TERM BORROWINGS

The Company has a secured a revolving line of credit allowing a maximum credit limit of $8,000,000, less 50% of the aggregate face amount of all outstanding letters of credit, and subject to various borrowing bases through September 30, 2003. The availability of funds under this line of credit varies as it is based, in part, on a borrowing base of 80% of eligible accounts receivable and 60% of qualified inventory. Substantially all of the Company's assets are used as collateral for the credit line. Interest rates are at prime plus one-quarter percent, paid monthly; the interest rate was 4.25% as of June 29, 2003 and 4.5% as of December 31, 2002. The Company's remaining availability on the line of credit, as of June 29, 2003 was approximately $ 1,331,000. The Company is in the process of negotiating a new line of credit.

The credit facility contains certain covenants, which, among other items, require the maintenance of certain financial ratios including tangible net worth and working capital. Any event of default under the credit facility permits the lender to cease making additional loans there-under. The Company was in compliance with all covenants and conditions of the facility as of June 29, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales for the three-months and six-months ended June 29, 2003 were $3,568,676 and $6,342,322, respectively, compared to $3,914,338 and $ 7,537,133 for the same periods in 2002. Management attributes this 15.9% decrease for the six-month period to the softness in the equipment industry caused by the general economic slowdown and bad weather in parts of the country in the spring. The Square Two brand was down 25.9% and the NancyLopezGolf brand was down 17.4% for the six-months ended June 29, 2003. The Lady Fairway shoe brand has increased sales of 26.2% for the six-months ended June 29, 2003. This increase was the result of an entirely new marketing program highlighting improved styling, retail price points and fit. Net sales for the three-month period ended June 29, 2003 were 8.8% less than the same period in 2002. The Square Two brand was down 9.3%, the NancyLopezGolf brand was up 1.3% and Lady Fairway was down ..6% for the three-months ended June 29, 2003.

Gross profit as a percentage of sales for the three-month and six-month periods ended June 29, 2003 was 41.7% and 38.7%, respectively, as compared to 43.4% and 41.9% for the same periods in 2002. Management attributes this decrease to lower sales volume and an effort by the company to increase sales by offering programs that have lower average selling prices.

Selling expenses for the three-month and six-month periods ended June 29, 2003 were $599,979 and $1,132,867, respectively, compared to $686,005 and $ 1,347,272 for the same periods in 2002. The six-month decrease of approximately $214,000 is a result of a decrease in advertising, national shows expense as well as a reduction in commissions, due to decreased sales, offset by an increase in salaries. The three-month decrease of approximately $86,000 was due a reduction of advertising and commissions, offset by an increase in salaries. The increase in salaries is the result of adding an inside sales team.

General and Administrative expenses for the three-month and six-month periods ended June 29, 2003 were $530,472 and $1,052,900, respectively, compared to $574,860 and $1,134,097 the same periods in 2002. The three-month and six-month decreases are mainly due to a reduction in salaries, professional and legal fees as well as bad debt expense, offset by an increase in insurance and depreciation expense.

Interest expense for the three-month and six-month periods ended June 29, 2003 was $51,307 and $101,322, respectively, compared to $74,660 and $146,628 for the same periods in 2002. The average loan balance for the six-month period ended June 29, 2003 was $4,682,256 compared to $4,817,287 for the same period in 2002. For the three-months ended June 29, 2003, the average loan balance was $4,146,171 compared to $4,028,059 for the same period in 2002. Interest rates for the three-month and six-month periods ended June 29, 2003 are lower than the same periods in 2002, therefore decreasing the interest paid on the term loan and line of credit. In addition, in 2002 interest was paid on a promissory note that was paid in full as of December 31, 2002.

Other income for the three-month and six-month periods ended June 29, 2003 was $167,299 and $200,977 respectively compared to $187,910 and $223,017 for the same periods in 2002. The three-month period ended June 29, 2003, other income was $187,910 compared to $223,017 for the same period in 2002. This decrease is mainly due to a reduction of royalty income from the Company's European distributor.

The provision for income taxes for the three-month and six-month periods ended June 29, 2003 was $201,223 and $158,173, respectively, compared to $217,246 and $286,298 for the same periods in 2002. This decrease is mainly the result of relatively consistent deferred tax rate applied to a lower net income.

The Company's net income before Cumulative Effect of Accounting Change for the three-month and six-month periods ended June 29, 2003 was $273,528 and $211,722, respectively compared to $332,565 and $463,165 for the same periods in 2002. The decrease in net income before Cumulative Effect of Accounting change for the three-months ended June 29, 2003 was a result of decreased net revenue as well as decreased margins offset by reduced selling of approximately $86,000, general and administrative expense of approximately $45,000 and interest of approximately $24,000. The decrease in net income before Cumulative Effect of Accounting change of $251,443 for the six-months ended June 29, 2003 was a result of decreased net revenue offset by a reduction of selling expense of approximately $214,000, reduced general and administrative of approximately $81,000 and reduced interest of approximately $45,000.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital increased by $317,073 for the six-month period ended June 29, 2003, compared to December 31, 2002. Current assets increased by $1,386,725 and current liabilities increased $1,069,652. Accounts receivable increased by approximately $538,000 and Inventory increased by $787,000, which was typical for the Company due to the cyclical nature of the golf industry. In addition, Prepaid expenses increased approximately $13,000. The short-term borrowings of the Company increased by approximately $751,000. In addition, accounts payable increased by approximately $196,000 and accrued expenses increased approximately $276,000 for the six-month period ended June 29, 2003.

Cash used by operations was $566,791 for the six-month period ended June 29, 2003, compared to cash provided by operations of $927,907 for the same period ended June 30, 2002. Cash provided by financing activities totaled $577,559 for the six-months ended June 29, 2003, compared to cash used of $892,681 for the same period ended June 20, 2002. During the six-month period ended June 29, 2003, cash used for the payment of equipment purchased was $8,312 compared $42,113 for the same period ended June 30, 2002. Cash paid for interest charges on short and long-term borrowing was $94,337 and $191,437 for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies and practices are described in Note 1 in the Company's financial report on Form 10-K included in, "Summary of Significant Account Policies." Application of the Company's accounting policies requires judgments by management and incorporates expectations about future events. The Company has established reserves and accruals for possible losses on collection of accounts receivable as well as on obsolete inventory. Management uses all available facts and circumstances in establishing such accruals or reserves.

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

                  CALCULATION OF RESERVES FOR OBSOLESCENCE

Periodically, management reviews all inventory for the purpose of evaluating current reserves for obsolescence, which is determined on the basis of historical and current sales of each product, inventory level, and other factors. A reserve of between 10% and 90% of present book value is assigned for all questionable inventory, to which is added an additional miscellaneous amount.

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

                  IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assessed the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

                  CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of December 31, 2002:

                                                                                GREATER
                                              1 YEAR          1-3 YEARS       THAN 3 YEARS
                                              ------          ---------       ------------
Note Payable                                $   50,000        $                 $
Revolving Line of Credit                     3,608,612
Obligation under Capitalized Lease              33,537           41,423
Rent                                           192,489           80,203
License Agreements                              50,000
Royalties                                      236,000          454,000           300,000


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

The Company's exposure to market risks is limited to interest rate risks associated with the variable interest rates on its revolving line of credit and term loan. Changes in the interest rates affect the Company's earnings and cash flows, but not the fair value of the Company's debt instruments. If the indebtedness outstanding at December 31, 2002 were to remain constant, a 1.0% increase in interest rates occurring on January 1, 2003 would result in an increase in interest expense for the following 12 months of approximately $36,586. There have been no material changes in the market risks faced by the Company since December 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting was held on June 17, 2003. The only matter voted upon at the meeting was the election of each of the following directors to a one-year term of office:

DIRECTOR                        VOTES FOR               VOTES WITHHELD

Douglas A. Buffington           2,823,216                   10,270

James E. Jones                  2,821,216                   12,270

Mary Ann Jorgenson              2,823,916                    9,570

Nancy Lopez                     2,824,216                    9,270

Richard M. Maurer               2,823,666                    9,820

Robert L. Ross                  2,823,466                   10,020

Frederick B. Ziesenheim         2,823,916                    9,570


There were no abstentions or broker no-votes.

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

08/14/2003                            /s/ Douglas A. Buffington
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

10.21 Sixth Amendment to Loan and Security Agreement between the registrant and PNC Bank, National Association made as of August 13, 2001 (incorporated by reference to Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2001)


31.1     Certification of Chief Executive Officer Pursuant to Rule
         13a-14(a)/15D-14(a)

31.2     Certification of Chief Financial Officer Pursuant to Rule
         13a-14(a)/15D-14(a)

32       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350.

32       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350.



* In the case of incorporation by reference to documents filed by the registrant under the Exchange Act, the registrant's file number under the Act is 0-14146.

** Management contract or management compensatory plan or arrangement.